Form 10-Q
period 1996-06-30
MEDIA ARTS GROUP INC
filed 1996-08-14
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                         Commission File Number: 0-24294



                             MEDIA ARTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   77-0354419
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)




                   521 Charcot Ave, San Jose, California 95131
              (Address of principal executive offices and zip code)



                  Registrant's telephone number: (408) 324-2020



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 9,867,032 at July 28, 1996.


        This report consists of 13 pages of which this page is number 1.

                             MEDIA ARTS GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                              Page No.
                                                                                         -------------------
Part I:  Financial Information

        Item I:  Financial Statements (unaudited)
                Condensed Consolidated Balance Sheet as of June 30, 1996
                  and March 31, 1996                                                              3

                Condensed Consolidated Statement of Operations for the Three Month
                  Periods Ended June 30, 1996 and 1995                                            4

                Condensed Consolidated Statement of Cash Flows for the Three Month
                  Periods Ended June 30, 1996 and 1995                                            5

                Notes to Unaudited Condensed Consolidated Financial Statements                    6

        Item II:  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                     8

Part II:  Other Information

            Item 1:  Legal Proceedings                                                           11

            Item 2:  Changes in Securities                                                       11

            Item 3:  Defaults upon Senior Securities                                             11

            Item 4:  Submission of Matters to a Vote of Security Holders                         11

            Item 5:  Other Information                                                           11

            Item 6:  Exhibits and Reports on Form 8-K                                            11

                          (a).  Exhibits                                                         12

                          (b).  Reports on Form 8-K                                              11

         Signatures                                                                              13

                             MEDIA ARTS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                                                              June 30,          March 31,
                                                                                1996              1996
                                                                             -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents.........................................        $       117      $       419
   Accounts receivable, net..........................................              8,624           10,396
   Receivable from related parties...................................                 99              120
   Inventories.......................................................             10,713           10,712
   Prepaid expenses and other current assets.........................              2,558            2,445
   Deferred income taxes.............................................              2,181            1,366
                                                                             -----------      -----------
       Total current assets..........................................             24,292           25,458
Property and equipment, net..........................................              6,176            6,261
Goodwill  ...........................................................              4,745            4,812
Other assets.........................................................              3,720            3,879
                                                                             -----------      -----------
                                                                             $    38,933      $    40,410
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................        $     3,346      $     3,634
   Commissions payable...............................................                 69              189
   Accrued royalties.................................................                703              440
   Accrued expenses..................................................              3,680            3,825
   Borrowings under line of credit...................................              5,239            4,932
   Current portion of long-term debt.................................                623              682
                                                                             -----------      -----------
       Total current liabilities.....................................             13,660           13,702
Long-term debt, less current portion.................................              8,284            8,333
Convertible notes payable to related parties.........................              2,697            2,682
                                                                             -----------      -----------
       Total liabilities.............................................             24,641           24,717
                                                                             -----------      -----------

Minority interest....................................................                114              115
                                                                             -----------      -----------

Stockholders' equity:
   Common stock......................................................                 58               58
   Additional paid-in capital........................................             15,725           15,725
   Cumulative translation adjustment.................................                120              164
   Retained earnings (accumulated deficit)...........................             (1,725)            (369)
                                                                             -----------      -----------
                                                                                  14,178           15,578
                                                                             -----------      -----------
                                                                             $    38,933      $    40,410
                                                                             ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                                                 Three Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                                 1996              1995
                                                                             -----------      -----------
Net sales............................................................        $    10,799      $    13,602
Cost of sales........................................................              5,562            5,458
                                                                             -----------      -----------
   Gross profit......................................................              5,237            8,144
                                                                             -----------      -----------

Operating expenses...................................................
   Marketing and selling.............................................              3,590            3,598
   General and administrative........................................              3,136            4,079
                                                                             -----------      -----------
      Total operating expenses.......................................              6,726            7,677
                                                                             -----------      -----------

Operating income (loss)..............................................             (1,489)             467
Interest expense.....................................................               (580)            (242)
Exchange gains (losses)..............................................                (77)              32
                                                                             -----------      -----------

Income (loss) before income taxes....................................             (2,146)             257
Provision (benefit) for income taxes.................................               (789)              58
                                                                             -----------      -----------

Income (loss) before minority interest...............................             (1,357)             199
Minority interest in subsidiary loss.................................                  1                7
                                                                             -----------      -----------

Net income (loss)....................................................        $    (1,356)     $       206
                                                                             ===========      ===========

Net income (loss) per common share...................................        $     (0.14)     $      0.02
                                                                             ===========      ===========

Weighted average common and common
   equivalent shares outstanding.....................................              9,867           10,006
                                                                             ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                 Three Months Ended
                                                                                       June 30,
                                                                                       --------
                                                                                 1996              1995
                                                                             -----------      -----------
    Cash flows from operating activities:
      Net income (loss)..............................................        $    (1,356)     $       206
      Adjustments to reconcile net income to net cash used in
       continuing operating activities:
         Depreciation................................................                322              266
         Amortization of intangibles.................................                247              191
         Deferred income taxes.......................................               (806)              49
         Minority interest in loss of subsidiary.....................                 (1)              (7)
         Provision for returns and allowances........................               (167)             (71)
         Provision for losses on accounts receivable.................                142              (86)
         Changes in assets and liabilities:
           Accounts receivable ......................................              1,804           (1,549)
           Receivables from related parties .........................                 21               (9)
           Inventories ..............................................                 32             (570)
           Prepaid expenses and other current assets ................               (126)            (274)
           Other assets .............................................                 (6)             (75)
           Accounts payable .........................................               (275)            (531)
           Commissions payable ......................................               (120)               4
           Income taxes payable .....................................                  -              137
           Accrued expenses .........................................                 77               91
                                                                             -----------      ------------
    Net cash used in continuing operating activities.................               (212)          (2,228)
                                                                             -----------      ------------
    Cash flows from investing activities:
      Acquisition of property and equipment..........................               (193)            (200)
                                                                             -----------      -----------
    Net cash used in investing activities............................               (193)            (200)
                                                                             -----------      ------------
    Cash flows from financing activities:
      Proceeds from borrowings under line of credit..................                298            1,474
      Repayment of notes payable.....................................               (196)             (71)
                                                                             -----------      -----------
    Net cash provided by financing activities........................                102            1,403
                                                                             -----------      -----------

    Effect of exchange rate changes on cash..........................                  1              (18)
                                                                             -----------      -----------

    Net decrease in cash and cash equivalents........................               (302)          (1,043)
    Cash and cash equivalents at beginning of period.................                419            1,949
                                                                             -----------      -----------
    Cash and cash equivalents at end of period.......................        $       117      $       906
                                                                             ===========      ===========

    Noncash investing activities:
        In June 1995 the Company acquired the operations of a gallery in exchange for notes aggregating $1,494,000.

     See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the Company) include the accounts of its wholly-owned subsidiary, Thomas Kinkade Stores, Inc. and its majority owned subsidiary John Hine Limited. The Company markets and distributes fine quality gift and collectible art work and other art memorabilia primarily in the United States and the United Kingdom.

The condensed interim financial statements of Media Arts Group, Inc. have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1997.


NOTE 2 - Net income (loss) per share

Net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares outstanding. Common Stock equivalents include shares from the exercise of stock options and warrants (using the treasury stock method).


NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                                 June 30,         March 31,
                                                                  1996               1996
                                                              -------------     -------------
     Raw materials...................................         $       3,109     $       2,027
     Work-in-process.................................                 1,369             1,699
     Finished goods..................................                 6,235             6,986
                                                              -------------     -------------
                                                              $      10,713     $      10,712
                                                              =============     =============


NOTE 4 - Debt

As of June 30, 1996, the Company had borrowings of $4.8 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively) and had issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At June 30, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. The Company anticipates obtaining waivers of the existing defaults from the Senior Lender and the Investors. However there can be no assurance that the existing defaults will be waived or that waivers will be obtained without significant cost to the Company.

                             MEDIA ARTS GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Litigation

The Company and its subsidiaries are defendants in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

                             MEDIA ARTS GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- - Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 1996 which contains the audited financial statements and notes thereto for the years ended March 31, 1996 and 1995 and December 31, 1993 and for the three month period ended March 31, 1994 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

RESULTS OF OPERATIONS
Net Sales

Net sales for the quarter ended June 30, 1996 were $10.8 million, or 21% below the $13.6 million reported for the quarter ended June 30, 1995. Net sales of John Hine products declined by $2.3 million or 51% compared to the prior year, while sales by Thomas Kinkade Stores increased by approximately $0.6 million or 24% compared to the prior year. Wholesale sales of lithographs were $1.1 million or 18% lower than the prior year, due primarily to fewer releases during the current quarter as compared to the prior year. The significant decline in net sales of John Hine is attributable to a significant softening of the collectible cottage market in the US as well as restructuring of UK manufacturing practices implemented in March 1996, which adversely affected production volumes.

Gross Profit

Gross profit decreased by $2.9 million for the quarter ended June 30, 1996, or 36%, to $5.2 million in comparison to the $8.1 million reported for the quarter ended June 30, 1995. The decrease was due to a reduction in sales as well as a reduction in gross margins. The Company's consolidated gross margin was 48% for the quarter ended June 30, 1996, compared to 59% for the same quarter in the prior year. John Hine's gross margin for the current quarter was 15% compared to 50% for the same period in the prior year. The decrease in John Hine gross margin was due primarily to production delays arising from the restructuring of manufacturing practices which caused production volumes to decline at a greater rate than the reductions in fixed manufacturing costs. The Company's consolidated gross margin also declined due to a change in the product mix of lithograph products.

Selling Expenses

Selling expenses were $3.6 million during the quarters ended June 30, 1996 and 1995. As a percentage of net sales, selling expenses increased to 33% for the current quarter from 26% for the quarter ended June 30, 1995, due to net sales declining while selling expenses remained relatively fixed. The Company's change from independent sales representatives to a primarily salaried sales force in June 1995 increased the proportion of fixed selling expenses in the current quarter as compared to the prior year. The Company plans to pursue further expansion of its markets and distribution channels through low cost programs such as the licensing of independent Thomas Kinkade Signature Galleries.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million, or 23%, to $3.1 million during the quarter ended June 30, 1996, compared to $4.1 million for the same period in the prior year. Expressed as a percentage of net sales, general and administrative expenses were 29% compared to 30% for the quarter ended June 1995. The decrease in general and administrative expenses was primarily due to cost cutting during the year which focused principally on headcount and facility lease reductions. The Company implemented further efficiencies in August 1996 by consolidating the Company's San Jose operations into one facility, which is expected to further reduce headcount and facility costs. Management plans to continue to seek efficiencies and cost cutting opportunities, however general and administrative expenses

                             MEDIA ARTS GROUP, INC.


may increase in the future as a result of the Company's commitment to provide support for the continued expansion of business.

Interest Expense

Interest expense was $580,000 for the quarter ended June 30, 1996, compared to $242,000 for the same period in the prior year. The increase was due to the issuance of $8 million in notes payable in July 1996, which increased the aggregate amount and interest rate of the Company's long term debt.

Foreign Currency Exchange Gains and Losses

The Company recorded foreign currency exchange losses of $77,000 during the quarter ended June 30, 1996, compared to foreign exchange gains of $32,000 for the quarter ended June 30, 1995. The Company uses a foreign currency bank line of credit facility to minimize the effects of currency exchange rate fluctuations on the Company's income statement. However, currency exchange rate fluctuations are unpredictable and no assurance can be given that foreign exchange losses will not be incurred by the Company in the future.

Provision for Income Tax

Income tax benefit was $789,000 for the quarter ended June 1996, compared to income tax expense of $58,000 for the same quarter in the prior year. The Company's effective income tax rate for the quarter ended June 30, 1996 was 37% compared to 44% in the prior year.

Minority Interest

Minority shareholders owned a 49% interest in John Hine until August 31, 1994, at which time the Company acquired an additional 46% interest in John Hine, leaving a 3% minority interest outstanding.

Seasonality

The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues are generally highest in the September and December quarters. Management believes that the seasonal effect is due primarily to customer buying patterns and is typical of the fine art, gift and collectible industry.

The Company expects the seasonal trends to continue in the foreseeable future. In addition, although the backlog of orders increased in the June 1996 quarter due to production delays in John Hine, sales in future quarters are expected to continue to be substantially dependent on orders booked in those quarters. Fluctuations in operating results may also result in volatility in the Company's earnings and the price of the Company's Common Stock.

Liquidity and Capital Resources

The Company's working capital position decreased by $1.2 million during the quarter ended June 30, 1996, from $11.8 million at March 31, 1996 to $10.6 million at June 30, 1996. The decrease was primarily attributable to the loss in the June 1996 quarter of $1.4 million and was reflected in a $1.8 million decrease in accounts receivable, partly offset by an increase in deferred tax assets of $0.8 million.

The Company made capital expenditures of $193,000 for property and equipment during the quarter ended June 30, 1996. The Company anticipates that total capital expenditure in fiscal 1997 will be approximately $750,000, and will relate to continued manufacturing and infrastructure investments.

                             MEDIA ARTS GROUP, INC.


As of July 31, 1996, the Company had borrowings of $4.7 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and aggregated $5.1 million as of July 31, 1996. As of July 31, 1996, the Company had also issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At
June 30, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. Under the terms of the Senior Debt facility, the Senior Lender is not required to make additional advances to the Company. The Company anticipates obtaining waivers of the existing defaults from the Senior Lender and the Investors. However, there can be no assurance that the existing defaults will be waived or that the waivers will be obtained without significant cost to the Company.

The Company's principal sources of cash to fund its working capital, debt service and capital expenditure requirements are cash from operations and the Senior Debt facility. For the quarter ended June 30, 1996, the Company used $400,000 in operating and financing activities. If the Company does not generate positive cash flow from operating activities in the quarter ended September 30, 1996 and for the year ended March 31, 1997, additional financing may be required to meet working capital, debt service and capital expenditure requirements. There can be no assurance that such additional financing can be obtained by the Company, or obtained on terms acceptable to the Company.

The Company's working capital requirements in the foreseeable future will change depending on various factors. The primary variables include product development efforts, consumer acceptance of the company's products, expansion of distribution channels for the Company's products, successful third party manufacturing relationships, and any other adjustments in its operating plan needed in response to competition, acquisition opportunities or unexpected events.

                             MEDIA ARTS GROUP, INC.

                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  As of July 31, 1996, the Company had borrowings of $4.7 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and aggregated $5.1 million as of July 31, 1996. As of July 31, 1996, the Company had also issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At June 30, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. Under the terms of the Senior Debt facility, the Senior Lender is not required to make additional advances to the Company. The Company anticipates obtaining waivers of the existing defaults from the Senior Lender and the Investors. However, there can be no assurance that the existing defaults will be waived or that the waivers will be obtained without significant cost to the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 11.01 - Computation of Income From Continuing Operations and Net Income Per Share

                  (b)       Reports on Form 8-K - none

                             MEDIA ARTS GROUP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDIA ARTS GROUP, INC.
                                      (Registrant)




                                      By ______________________________
                                           Kenneth E. Raasch
                                           Chairman of the Board of Directors
                                           President & Chief Executive Officer



                                      By ______________________________
                                           Raymond A. Peterson
                                           Senior Vice President of Finance &
                                           Chief Financial Officer

Date:  August 12, 1996