Form 10-Q
period 1996-09-30
MEDIA ARTS GROUP INC
filed 1996-11-14
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 9,867,032 at October 31, 1996.


        This report consists of 14 pages of which this page is number 1.

                             MEDIA ARTS GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                              Page No.
                                                                                         -------------------
Part I:  Financial Information
        Item 1:   Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheet as of September 30, 1996
                  and March 31, 1996                                                             3

                  Condensed Consolidated Statement of Operations for the Three Month
                  and Six Month Periods Ended September 30, 1996 and 1995                        4

                  Condensed Consolidated Statement of Cash Flows for the Six Month
                  Periods Ended September 30, 1996 and 1995                                      5

                  Notes to Unaudited Condensed Consolidated Financial Statements                 6

        Item II:  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          8

Part II:  Other Information

            Item 1:  Legal Proceedings                                                           12

            Item 2:  Changes in Securities                                                       12

            Item 3:  Defaults upon Senior Securities                                             12

            Item 4:  Submission of Matters to a Vote of Security Holders                         12

            Item 5:  Other Information                                                           12

            Item 6:  Exhibits and Reports on Form 8-K                                            12

                          (a).  Exhibits                                                         13

                          (b).  Reports on Form 8-K                                              12

        Signatures                                                                               14

                             MEDIA ARTS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                                                             September 30,     March 31,
                                                                                1996             1996
                                                                             -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents.........................................        $         -      $       382
   Accounts receivable, net..........................................              7,172            8,262
   Receivable from related parties...................................                110               99
   Inventories.......................................................              5,543            5,006
   Net assets of discontinued operations.............................              1,847           17,398
   Prepaid expenses and other current assets.........................                545              438
   Deferred income taxes.............................................              2,803            1,059
   Income taxes refundable...........................................              2,396                -
                                                                             -----------      -----------
       Total current assets..........................................             20,216           32,644
Property and equipment, net..........................................              3,580            3,794
Other assets.........................................................                229              220
                                                                             -----------      -----------
                                                                             $    24,025      $    36,658
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................        $     3,261      $     2,800
   Commissions payable...............................................                 36              185
   Accrued expenses..................................................              4,163            3,408
   Borrowings under line of credit...................................              4,363            4,375
   Current portion of long-term debt.................................                554              586
                                                                             -----------      -----------
       Total current liabilities.....................................             12,377           11,354
Long-term debt, less current portion.................................              6,841            6,928
Convertible notes payable to related parties.........................              2,719            2,682
                                                                             -----------      -----------
       Total liabilities.............................................             21,937           20,964
                                                                             -----------      -----------

Minority interest                                                                      -              115

Stockholders' equity:
   Common stock......................................................                 58               58
   Additional paid-in capital........................................             15,725           15,725
   Cumulative translation adjustment.................................                140              164
   Accumulated deficit...............................................            (13,835)            (368)
                                                                             -----------      -----------
                                                                                   2,088           15,579
                                                                             -----------      -----------
                                                                             $    24,025      $    36,658
                                                                             ===========      ===========

          See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                                       Three Months Ended          Six Months Ended
                                                           September 30,              September 30,
                                                     -----------------------    -----------------------
                                                        1996         1995          1996        1995
                                                     ----------   ----------    ---------    ----------
Net sales.........................................   $   11,323   $    8,054    $  20,041    $   17,163
Cost of sales.....................................        4,057        2,684        7,754         5,871
                                                     ----------   ----------    ---------    ----------
Gross profit......................................        7,266        5,370       12,287        11,292
                                                     ----------   ----------    ---------    ----------

Operating expenses
Marketing and selling.............................        3,031        2,078        6,129         4,278
General and administrative........................        2,474        3,151        4,748         5,910
                                                     ----------   ----------    ---------    ----------
     Total operating expenses.....................        5,505        5,229       10,877        10,188
                                                     ----------   ----------    ---------    ----------

Operating income..................................        1,761          141        1,410         1,104
Interest expense..................................         (564)        (289)      (1,080)         (456)
Exchange gains (losses)...........................            -           83          (62)           18
                                                     ----------   ----------    ---------    ----------

Income (loss) from continuing operations before
  income taxes....................................        1,197          (65)         268           666
Provision for (benefit from) income taxes.........          470          (26)         105           263
                                                     ----------   ----------    ---------    ----------

Income (loss) from continuing operations..........          727          (39)         163           403
Loss from discontinued operations.................         (594)        (925)      (1,385)       (1,161)
Loss on disposal of discontinued operations.......      (12,245)           -      (12,245)            -
                                                     ----------   ----------    ----------   ----------

Net loss..........................................   $  (12,112)  $     (964)   $ (13,467)   $     (758)
                                                     ==========   ==========    ==========   ==========-

Income (loss) from continuing operations per
common share......................................   $     0.07   $        -    $    0.02    $     0.04
Loss from discontinued operations.................        (0.06)       (0.10)       (0.14)        (0.12)
Loss on disposal of discontinued operations.......        (1.24)           -        (1.24)            -
                                                     ----------   ----------    ---------    ----------

Net loss per common share.........................   $    (1.23)  $   (0.10)    $   (1.36)   $   (0.08)
                                                     ==========   =========     =========    =========-

Weighted average common and common
equivalent shares outstanding.....................        9,867        9,718        9,867         9,861
                                                     ==========   ==========    =========    ==========

          See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                 Six Months Ended
                                                                                  September 30,
                                                                              1996             1995
                                                                             --------        --------
    Cash flows from operating activities:
      Net loss                                                               $(13,467)       $   (758)
      Adjustments to reconcile net loss to net cash provided by
        (used in) continuing operating activities:
         Losses from discontinued operations                                   13,630           1,161
         Depreciation                                                             485             286
         Amortization of intangibles                                              162             145
         Deferred income taxes                                                     89              84
         Provision for returns and allowances                                     (10)            263
         Provision for losses on accounts receivable                              334             (54)
         Changes in assets and liabilities:
             Accounts receivable                                                  766            (519)
             Receivables from related parties                                     (11)            177
             Inventories                                                         (537)           (171)
             Prepaid expenses and other current assets                           (107)         (1,670)
             Other assets                                                          (9)            (41)
             Accounts payable                                                     508            (272)
             Commissions payable                                                 (149)           (479)
             Accrued expenses                                                    (361)            252
                                                                             --------        --------
    Net cash provided by (used in) continuing operating activities              1,323          (1,596)
    Net cash used in discontinued operations                                     (761)         (2,275)
                                                                             --------        --------
                                                                                  562          (3,871)
                                                                             --------        --------
    Net cash used in investing activities for acquisition
      of property and equipment                                                  (271)           (300)
                                                                             --------        --------
    Cash flows from financing activities:
      Repayment of borrowings under line of credit                               (362)           (711)
      Proceeds from (repayment of) notes payable, net of debt issuance
       costs                                                                     (311)          5,417
      Proceeds from notes payable to related parties                             --            (1,080)
      Payment of pro rata distribution to stockholders                           --              (259)
                                                                             --------        --------
    Net cash provided by (used in) financing activities                          (673)          3,367
                                                                             --------        --------

    Net decrease in cash and cash equivalents                                    (382)           (804)
    Cash and cash equivalents at beginning of period                              382           1,552
                                                                             --------        --------
    Cash and cash equivalents at end of period                               $   --          $    748
                                                                             ========        ========

Noncash investing and financing activities:
   Notes issued in exchange for operations of a gallery                      $   --          $  1,494
   Warrants issued in conjunction with issuance of notes                         --               453

          See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the Company) include its wholly owned subsidiaries, Lightpost Publishing, Inc. and Thomas Kinkade Stores, Inc. and its majority owned subsidiary John Hine Limited (JHL). The Company markets and distributes fine quality gift and collectible art work and other art memorabilia primarily in the United States.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1997.

NOTE 2 - Discontinued Operations

On September 27, 1996, the Company decided to dispose of the assets and operations of JHL, a United Kingdom company which was acquired in December 1993 and which manufactures and distributes collectible miniature cottages and similar products. The Company plans to dispose of JHL through sale or liquidation by January 1997. On November 11, 1996, a Receiver was appointed by Natwest, John Hine's lender in the United Kingdom. The Receiver will manage the operations of John Hine until the $165,000 line of credit due to Natwest as of November 11, 1996 is repaid, at which time the remaining assets and operations will be sold or liquidated. The anticipated disposal has been accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of JHL have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. Prior year financial statements have been restated to reflect the discontinuance of the JHL operations. The assets of the discontinued operations at September 30, 1996 consist primarily of accounts receivable and inventory related to United States operations, and at March 31, 1996 also include goodwill, licenses and customer lists together with the assets and liabilities of the United Kingdom operation. The loss on disposal of the discontinued operations of $12,245,000 includes a provision of $335,000 (net of income taxes of $135,000) for operating losses during the phaseout period.

                             MEDIA ARTS GROUP, INC.


Operating results of discontinued operations are summarized as follows:

                                                            Three Months Ended              Six Months Ended
                                                               September 30,                   September 30,
                                                         ------------------------        ------------------------
                                                           1996            1995            1996            1995
                                                         --------        --------        --------        --------
Net sales of discontinued operations                     $  2,216        $  4,039        $  4,207        $  8,534
                                                         ========        ========        ========        ========

Loss from discontinued operations before
  income taxes                                             (1,038)         (1,341)         (2,253)         (1,809)
Benefit from income taxes                                    (444)           (416)           (868)           (648)
                                                         --------        --------        --------        --------
Loss from discontinued operations                            (594)           (925)         (1,385)         (1,161)
                                                         ========        ========        ========        ========

Loss on disposal of discontinued operations before
  income taxes                                            (15,513)           --           (15,513)           --
Benefit from income taxes                                  (3,268)           --            (3,268)           --
                                                         --------        --------        --------        --------
Loss on disposal of discontinued operations              $(12,245)       $   --          $(12,245)       $   --
                                                         ========        ========        ========        ========

NOTE 3 - Net income (loss) per share

Net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares outstanding. Common Stock equivalents include shares from the exercise of stock options and warrants (using the treasury stock method).


NOTE 4 - Inventories

Inventories consisted of (in thousands):

                                                              September 30,        March 31,
                                                                  1996              1996
                                                              -------------     -------------
     Raw materials...................................         $       1,099     $         854
     Work-in-process.................................                    41                41
     Finished goods..................................                 4,403             4,111
                                                              -------------     -------------
                                                              $       5,543     $       5,006
                                                              =============     =============



NOTE 5 - Debt

As of September 30, 1996, the Company had borrowings of $4.4 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively) and had issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At September 30, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.


NOTE 6 - Litigation

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

                             MEDIA ARTS GROUP, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 1996 which contains the audited financial statements and notes thereto for the years ended March 31, 1996 and 1995 and December 31, 1993 and for the three month period ended March 31, 1994 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

RESULTS OF OPERATIONS
Net Sales

Net sales for the quarter ended September 30, 1996, were $11.3 million, an increase of $3.3 million or 41% compared to the $8.0 million reported for the quarter ended September 30, 1995. Net sales for the six months ended September 30, 1996, were $20.0 million, an increase of $2.8 million or 17% compared to the $17.2 million reported for the same period in the prior year. The increase compared to the prior year is due to increases in sales by the Company-owned retail galleries (TK Stores) and expansion of the Company's customer base through the opening of licensed Signature Galleries, as well as the negative impact in the prior year of the change from independent sales representatives to an in-house sales force. Retail sales by TK Stores for the six months ended September 30, 1996 increased by $1.0 million, or 18%, due to increased demand for Thomas Kinkade lithograph products.

Gross Profit

Gross profit increased by $1.9 million, or 35%, to $7.3 million for the quarter ended September 30, 1996, in comparison to $5.4 million for the quarter ended September 30, 1995. Gross profit was $12.3 million for the six months ended September 30, 1996, an increase of $1.0 million compared to the prior year. The increase was due to growth in net sales in the current quarter as compared to the prior year partly offset by a decrease in gross margin of wholesale lithograph products. The Company's consolidated gross margin was 64% for the quarter ended September 30, 1996, compared to 67% for the same quarter in the prior year, and was 61% for the six months ended September 30, 1996, compared to 66% for the same period in the prior year. The decrease in the gross margin was due primarily to changes in product mix of wholesale products to lower priced products with lower gross margins. In response the Company increased selling prices by approximately 6% in September 1996.

Selling Expenses

Selling expenses were $3.0 million during the quarter ended September 30, 1996, compared to $2.1 million in the same period of the prior year, representing an increase of approximately 46%. Selling expenses for the six months ended September 1996 totaled $6.1 million compared to $4.3 million in the prior year, representing an increase of 43%. As a percentage of net sales, selling expenses were 27% for the current quarter compared to 26% for the quarter ended September 30, 1995, and increased to 31% for the six months ended September 30, 1996, from 25% for the same period in the prior year. The increase as a percentage of net sales was primarily the result of selling and marketing expenses increasing at a greater rate than the increase in net sales. As a result of the decision to discontinue the operations of John Hine Limited (JHL), the Company plans to implement various cost-cutting measures relating to sales and marketing expenses. However, the level of expenditure may not decrease significantly during the remainder of the fiscal year in absolute terms as well as a percentage of net sales as the Company continues to focus on expanding distribution and establishing new distribution channels.

                             MEDIA ARTS GROUP, INC.


General and Administrative Expenses

General and administrative expenses decreased $0.7 million, or 21%, to $2.5 million during the quarter ended September 30, 1996, from $3.2 million for the same period in the prior year. Expressed as a percentage of net sales, general and administrative expenses decreased to approximately 22% from 39% for the quarters ended September 30, 1996 and 1995, respectively. General and administrative expenses for the six months ended September 30, 1995, totaled $4.7 million compared to $5.9 million for the same period in the prior year. The decrease in general and administrative expenses was primarily due to reductions in headcount, together with other cost-cutting measures such as the consolidation of the Company's corporate offices into the Company's San Jose manufacturing facility.

Interest Expense

Interest expense was $564,000 and $1.1 million for the quarter and six months ended September 30, 1996, respectively, compared to $289,000 and $456,000 for the same respective periods in the prior year. The increase in interest expense compared to the prior year was due to the issuance of $8 million in notes payable in July 1995, which increased the aggregate amount and interest rate of the Company's long-term debt.


Foreign Currency Exchange Gains and Losses

In December 1994 the Company established a foreign currency bank line of credit facility which was used to minimize the effects of currency exchange rate fluctuations on the Company's income statement. In conjunction with the decision to dispose of JHL, the Company ceased utilizing the facility during the September 1996 quarter.

Provision for Income Tax

The Company recorded income tax expense of $470,000 and $105,000 for the quarter and six months ended September 1996, respectively, compared to income tax expense (benefit) of $(26,000) and $263,000 for the same respective periods in the prior year. The Company's effective income tax rate for the six months ended September 30, 1996 and 1995, was approximately 39%.

Minority Interest

Minority shareholders owned a 49% interest in John Hine until August 31, 1994, at which time the Company acquired an additional 46% interest in John Hine, leaving a 3% minority interest outstanding.

Discontinued Operations

On September 27, 1996, the Company decided to dispose of the assets and operations of JHL, a United Kingdom company which was acquired in December 1993 and which manufactures and distributes collectible miniature cottages and similar products. The Company plans to dispose of JHL through sale or liquidation by January 1997. On November 11, 1996, a Receiver was appointed by Natwest, John Hine's lender in the United Kingdom. The Receiver will manage the operations of John Hine until the $165,000 line of credit due to Natwest as of November 11, 1996 is repaid, at which time the remaining assets and operations will be sold or liquidated. The loss on disposal of the segment of $12,245,000 includes a provision of $335,000 (net of income taxes of $135,000) for operating losses during the phaseout period. Net sales of the discontinued operations aggregated $4,207,000 and $8,534,000 for the six months ended

                             MEDIA ARTS GROUP, INC.


September 30, 1996 and 1995, respectively, and aggregated $2,216,000 and $4,039,000 for the quarters ended September 30, 1996 and 1995, respectively.

Seasonality

The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues and net income are usually highest in the September and December quarters. Management believes that the seasonal effect is due primarily to customer buying patterns and is typical of the fine art, gift and collectible industry.

The Company expects the seasonal trends to continue in the foreseeable future. In addition, because the Company generally does not maintain a significant backlog of orders due to the Company's relatively short production lead time, sales in any quarter are substantially dependent on orders booked in that quarter. Fluctuations in operating results may also result in volatility in the Company's earnings and the price of the Company's Common Stock.

Liquidity and Capital Resources

The Company's working capital position decreased by $12.5 million during the six months ended September 30, 1996, from $21.2 million at March 31, 1996 to $7.8 million at September 30, 1996. The decrease was due principally to the write off of assets related to the planned disposal of JHL, as well as to the accrual of $335,000 of losses during the phaseout period and accrual of $690,000 of estimated costs of the disposal (net of income tax benefit of $135,000 and $433,000, respectively).

Cash provided by continuing operating activities totaled approximately $1.3 million during the six months ended September 30, 1996, and related primarily to a decrease in accounts receivable and increase in accounts payable, partly offset by an increase in inventory and decreases in accrued expenses and borrowings under lines of credit. Accounts receivable decreased by $0.8 million due to seasonal factors together with an increase in the collection of overdue accounts.

The Company made capital expenditures of $271,000 for property and equipment during the six months ended September 30, 1996. The Company anticipates that total capital expenditure through the remainder of fiscal 1997 will be comparable to the first six months of fiscal 1997.

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

In conjunction with the disposal of JHL, notes payable to a related party aggregating $1.5 million will become due for repayment. The Company is currently negotiating the deferral of this payment. In the event the payment is not deferred, the Company may require additional external financing in order to repay the note. No assurances can be given that such additional financing can be obtained.

As of October 31, 1996, the Company had borrowings of $4.9 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and aggregated $5.6 million as of October 31, 1996. As of October 31, 1996, the Company had also issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At September 30, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. Under the

                             MEDIA ARTS GROUP, INC.


terms of the Senior Debt facility, the Senior Lender is not required to make additional advances to the Company. The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.

The Company is currently negotiating with a prospective lender in order to increase working capital and to replace the Senior Debt. No assurance can be given that the terms of any new debt will be comparable to that of the Senior Debt.

                             MEDIA ARTS GROUP, INC.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - Not Applicable

ITEM 2.           CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - As of October 31, 1996, the Company had borrowings of $4.9 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and aggregated $5.6 million as of July 31, 1996. As of July 31, 1996, the Company had also issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At September 30, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. Under the terms of the Senior Debt facility, the Senior Lender is not required to make additional advances to the Company. The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Annual Meeting of Media Arts Group, Inc. was convened on September 27, 1996.

                  (b) The following directors were elected to hold office until the next Annual Meeting:

                                                                              Votes
                                        Nominee                Votes         Withheld
                                        -------                -----         --------
                                    Kenneth E. Raasch        7,357,102        7,180
                                    Thomas Kinkade           7,356,802        7,480
                                    Norman A. Nason          7,357,802        6,480
                                    Steve Gordon             7,356,802        7,480
                                    Robert Wallace           7,358,102        6,180


                  (c)      The following matters were voted upon at the meeting:

                           The selection and ratification of Price Waterhouse, LLP as independent public accountants for the year ending March 31, 1997. Votes for - 7,357,482, against
                           - 6,300, abstain - 500, broker nonvote - 0.

ITEM 5.           OTHER INFORMATION - Not Applicable

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

                                        MEDIA ARTS GROUP, INC.
                                        (Registrant)




                                        By   /s/ Kenneth E. Raasch
                                             ----------------------------------
                                             Kenneth E. Raasch
                                             Chairman of the Board of Directors
                                             President & Chief Executive Officer



                                        By   /s/ Raymond A. Peterson
                                             ----------------------------------
                                             Raymond A. Peterson
                                             Vice President of Finance &
                                             Chief Financial Officer

Date:  November 12, 1996

                                 EXHIBIT INDEX


Exhibit 11.01 Computation of Income from Continuing Operations and Net Income per Share

Exhibit  27       Financial Data Schedule