Form 10-Q
period 1996-12-31
MEDIA ARTS GROUP INC
filed 1997-02-12
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 9,867,032 at January 31, 1997.


        This report consists of 14 pages of which this page is number 1.

                             MEDIA ARTS GROUP, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                Page No.
                                                                                           -------------------
Part I:   Financial Information
          Item 1:  Financial Statements (unaudited)

                   Condensed Consolidated Balance Sheet as of December 31, 1996
                      and March 31, 1996                                                            3

                   Condensed Consolidated Statement of Operations for the Three Month
                      and Nine Month Periods Ended December 31, 1996 and 1995                       4

                   Condensed Consolidated Statement of Cash Flows for the Nine Month
                      Periods Ended December 31, 1996 and 1995                                      5

                   Notes to Unaudited Condensed Consolidated Financial Statements                   6

          Item II: Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                            8

Part II:  Other Information

          Item 1:  Legal Proceedings                                                                12

          Item 2:  Changes in Securities                                                            12

          Item 3:  Defaults upon Senior Securities                                                  12

          Item 4:  Submission of Matters to a Vote of Security Holders                              12

          Item 5:  Other Information                                                                12

          Item 6:  Exhibits and Reports on Form 8-K                                                 12

                   (a).  Exhibits                                                                   13

                   (b).  Reports on Form 8-K                                                        12

          Signatures                                                                                14


                             MEDIA ARTS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)

                                                                             December 31,       March 31,
                                                                                 1996              1996
ASSETS                                                                       -----------      -----------
Current assets:
   Cash and cash equivalents.........................................        $       150      $       382
   Accounts receivable, net..........................................              7,498            8,262
   Inventories.......................................................              5,420            5,006
   Net assets of discontinued operations.............................              1,546           17,398
   Prepaid expenses and other current assets.........................              1,180              251
   Deferred income taxes.............................................              1,874            1,059
   Income taxes refundable...........................................              2,190              187
                                                                             -----------      -----------
       Total current assets..........................................             19,858           32,545
Property and equipment, net..........................................              3,550            3,794
Receivable from related parties......................................                117               99
Other assets.........................................................                262              220
                                                                             -----------      -----------
                                                                             $    23,787      $    36,658
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................        $     2,925      $     2,800
   Commissions payable...............................................                273              185
   Accrued expenses..................................................              3,480            3,063
   Accrued royalties.................................................              1,447              345
   Borrowings under line of credit...................................              1,627            4,375
   Current portion of long-term debt.................................                554              586
                                                                             -----------      -----------
       Total current liabilities.....................................             10,306           11,354
Long-term debt, less current portion.................................              6,727            6,928
Convertible notes payable to related parties.........................              2,863            2,682
                                                                             -----------      -----------
       Total liabilities.............................................             19,896           20,964
                                                                             -----------      -----------

Minority interest                                                                      -              115
                                                                             -----------      -----------

Stockholders' equity:
   Common stock......................................................                 58               58
   Additional paid-in capital........................................             15,725           15,725
   Cumulative translation adjustment.................................                139              164
   Accumulated deficit...............................................            (12,031)            (368)
                                                                             -----------      -----------
                                                                                   3,891           15,579
                                                                             -----------      -----------
                                                                             $    23,787      $    36,658
                                                                             ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                       Three Months Ended          Nine Months Ended
                                                           December 31,               December 31,
                                                     -----------------------    -----------------------
                                                         1996          1995          1996        1995
                                                         ----          ----          ----        ----

Net sales.........................................   $   15,471   $   12,189    $  35,512    $   29,355
Cost of sales.....................................        5,228        3,941       12,982         9,818
                                                     ----------   ----------    ---------    ----------
Gross profit......................................       10,243        8,248       22,530        19,537
                                                     ----------   ----------    ---------    ----------

Operating expenses
Marketing and selling.............................        3,502        2,619        9,631         6,897
General and administrative........................        2,833        2,705        7,581         8,617
                                                     ----------   ----------    ---------    ----------
     Total operating expenses.....................        6,335        5,324       17,212        15,514
                                                     ----------   ----------    ---------    ----------

Operating income..................................        3,908        2,924        5,318         4,023
Interest expense..................................         (669)        (393)      (1,749)         (846)
Exchange losses...................................         (146)        (180)        (208)         (162)
                                                     ----------   ----------    ---------    ----------

Income from continuing operations before
  income taxes....................................        3,093        2,351        3,361         3,015
Provision for income taxes........................        1,289          929        1,394         1,191
                                                     ----------   ----------    ---------    ----------

Income from continuing operations.................        1,804        1,422        1,967         1,824
Loss from discontinued operations.................            -         (740)      (1,385)       (1,902)
Loss on disposal of discontinued operations.......            -            -      (12,245)            -
                                                     ----------   ----------    ----------   ----------

Net income (loss).................................   $    1,804   $      682    $ (11,663)   $      (78)
                                                     ==========   ==========    ==========   ==========-

Income (loss) from continuing operations per
  common share....................................   $     0.18   $     0.14    $    0.20    $     0.18
Loss from discontinued operations.................            -        (0.07)       (0.14)        (0.19)
Loss on disposal of discontinued operations.......            -            -        (1.24)            -
                                                     ----------   ----------    ---------    ----------

Net income (loss) per common share................   $     0.18   $     0.07    $   (1.18)   $    (0.01)
                                                     ==========   ==========    =========    ==========

Weighted average common and common
  equivalent shares outstanding.....................      9,932        9,909        9,889         9,877
                                                     ==========   ==========    =========    ==========


     See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                             -----------------------------
                                                                                   1996             1995
                                                                                  ------           ------
    Cash flows from operating activities:
      Net loss.......................................................        $   (11,663)     $       (78)
      Adjustments to reconcile net loss to net cash provided by
        (used in) continuing operating activities:
         Losses from discontinued operations.........................             13,630            1,902
         Depreciation................................................                717              476
         Amortization of intangibles.................................                243              137
         Deferred income taxes.......................................              1,288            1,055
         Provision for returns and allowances........................                827              100
         Provision for losses on accounts receivable.................                651             (180)
         Changes in assets and liabilities:
         Accounts receivable.........................................               (714)          (2,518)
         Receivables from related parties............................                (18)             175
         Inventories.................................................               (414)             (89)
         Prepaid expenses and other current assets...................               (368)          (1,015)
         Other assets................................................                (42)             (51)
         Accounts payable............................................                241             (126)
         Commissions payable.........................................                 88             (596)
         Accrued expenses............................................               (671)             754
         Accrued royalties...........................................              1,102             (122)
                                                                             -----------      -----------
    Net cash provided by (used in) continuing operating activities...              4,897             (176)
    Net cash used in discontinued operations.........................             (2,164)          (4,637)
                                                                             -----------      -----------
                                                                                   2,733           (4,813)
                                                                             -----------      -----------

    Net cash used in investing activities for acquisition
      of property and equipment......................................               (473)            (350)
                                                                             -----------      -----------
    Cash flows from financing activities:
      Repayment of borrowings under line of credit...................             (2,169)             (35)
      Proceeds from (repayment of) notes payable, net of debt issuance
       costs.........................................................               (504)           5,469
      Repayment of notes payable to related parties..................                  -           (1,080)
      Payment of pro rata distribution to stockholders...............                  -             (325)
                                                                             -----------      -----------
    Net cash provided by (used in) financing activities..............             (2,673)           4,029
                                                                             -----------      -----------

    Effect of exchange rate changes on cash..........................                181                -
                                                                             -----------      -----------

    Net decrease in cash and cash equivalents........................               (232)          (1,134)
    Cash and cash equivalents at beginning of period.................                382            1,552
                                                                             -----------      -----------
    Cash and cash equivalents at end of period.......................        $       150      $       418
                                                                             ===========      ===========

    Noncash investing and financing activities:
    Notes issued in exchange for operations of a gallery..............       $         -      $     1,494
    Warrants issued in conjunction with issuance of notes.............                 -              453


     See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the Company) include its wholly owned subsidiary, Thomas Kinkade Stores, Inc., and its majority owned subsidiary John Hine Limited (JHL). The Company markets and distributes fine quality gift and collectible art work and other art memorabilia primarily in the United States.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1997.

NOTE 2 - Discontinued Operations

On September 27, 1996, the Company decided to dispose of the assets and operations of JHL, a United Kingdom company which was acquired in December 1993 and which manufactures and distributes collectible miniature cottages and similar products. On November 11, 1996, a Receiver was appointed by Natwest, John Hine's lender in the United Kingdom. The Receiver ceased operations of JHL on December 31, 1996, and a Liquidator was appointed on February 7, 1997 to dispose of the remaining assets of JHL. The disposal has been accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of JHL have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The loss on disposal of the segment of $12,245,000 included a provision of $335,000 (net of income taxes of $135,000) for operating losses during the phaseout period. Prior year financial statements have been restated to reflect the discontinuance of the JHL operations. The net assets of the discontinued operations at December 31, 1996 consist primarily of accounts receivable and inventory related to United States operations less the net amount due to JHL, and at March 31, 1996 also include goodwill, licenses and customer lists together with the assets and liabilities of the United Kingdom operation.

                             MEDIA ARTS GROUP, INC.

Operating results of discontinued operations are summarized as follows (in thousands):

                                                       Three Months Ended          Nine Months Ended
                                                           December 31,               December 31,
                                                     -----------------------    -----------------------
                                                         1996          1995          1996        1995
                                                         ----          ----          ----        ----

Net sales of discontinued operations..............   $    1,396   $    3,283    $   5,603    $   11,817
                                                     ==========   ==========    =========    ==========

Loss from discontinued operations before
  income taxes....................................            -       (1,037)      (2,253)       (2,846)
Benefit from income taxes.........................            -         (297)        (868)         (945)
                                                     ----------   ----------    ---------    ----------
Loss from discontinued operations.................            -         (740)      (1,385)       (1,901)
                                                     ==========   ==========    =========    ==========

Loss on disposal of discontinued operations before
  income taxes....................................            -            -      (15,513)            -
Benefit from income taxes.........................            -            -       (3,268)            -
                                                     ----------   ----------    ---------    ----------
Loss on disposal of discontinued operations.......   $        -   $        -    $ (12,245)   $        -
                                                     ==========   ==========    =========    ==========

NOTE 3 - Net income (loss) per share

Net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares outstanding. Common Stock equivalents include shares from the exercise of stock options and warrants (using the treasury stock method).


NOTE 4 - Inventories

Inventories consisted of (in thousands):

                                                               December 31,       March 31,
                                                                   1996             1996
                                                              -------------     -------------
     Raw materials...................................         $         854     $         854
     Work-in-process.................................                    50                41
     Finished goods..................................                 4,516             4,111
                                                              -------------     -------------
                                                              $       5,420     $       5,006
                                                              =============     =============


NOTE 5 - Debt

As of December 31, 1996, the Company had borrowings of $1.6 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively) and had issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At December 31, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.


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

RESULTS OF OPERATIONS
Net Sales

Net sales for the quarter ended December 31, 1996, were $15.5 million, an increase of $3.3 million or 27% compared to the $12.2 million reported for the quarter ended December 31, 1995. Net sales for the nine months ended December 31, 1996, were $35.5 million, an increase of $6.2 million or 21% compared to the $29.4 million reported for the same period in the prior year. The increase compared to the prior year is due to increases in sales by the Company-owned retail galleries (TK Stores) and expansion of the Company's customer base through the opening of licensed Signature Galleries, as well as to improved results from the Company's sales force, which was changed from independent sales representatives to in-house employees in the prior year. Retail sales by TK Stores for the nine months ended December 31, 1996 increased by $1.9 million, or 19%, due to increased demand for Thomas Kinkade lithograph products.

Gross Profit

Gross profit increased by $2.0 million, or 24%, to $10.2 million for the quarter ended December 31, 1996, in comparison to $8.2 million for the quarter ended December 31, 1995. Gross profit was $22.5 million for the nine months ended December 31, 1996, an increase of $3.0 million compared to the prior year. The increase was due to growth in net sales in the current quarter as compared to the prior year partly offset by a decrease in gross margin. The Company's consolidated gross margin was 66% for the quarter ended December 31, 1996, compared to 68% for the same quarter in the prior year, and was 63% for the nine months ended December 31, 1996, compared to 67% for the same period in the prior year. The decrease in the gross margin was due primarily to changes in product mix of wholesale products to lower priced products with lower gross margins, as well as to an increase in the proportion of retail sales which have a lower margin than wholesale sales. The Company increased selling prices by approximately 6% in September 1996.

Selling Expenses

Selling expenses were $3.5 million during the quarter ended December 31, 1996, compared to $2.6 million in the same period of the prior year, representing an increase of approximately 34%. Selling expenses for the nine months ended September 1996 totaled $9.6 million compared to $6.9 million in the prior year, representing an increase of 40%. As a percentage of net sales, selling expenses were 23% for the current quarter compared to 21% for the quarter ended December 31, 1995, and increased to 27% for the nine months ended December 31, 1996, from 23% for the same period in the prior year. The increase as a percentage of net sales was primarily the result of salary and commission expenses increasing at a greater rate than the increase in net sales. As a result of the decision to discontinue the operations of John Hine Limited (JHL), the Company plans to implement various cost-cutting measures relating to sales and marketing expenses. However, the level of expenditure may not decrease significantly during the remainder of the fiscal year in absolute terms as well as a percentage of net sales as the Company continues to focus on expanding distribution and establishing new distribution channels.

                             MEDIA ARTS GROUP, INC.

General and Administrative Expenses

General and administrative expenses totaled $2.8 million during the quarter ended December 31, 1996, compared to $2.7 million for the same period in the prior year, and represented 18% and 22% of net sales for those periods, respectively. General and administrative expenses for the nine months ended December 31, 1995, decreased by $1.0 million to $7.6 million compared to $8.6 million for the same period in the prior year. The decrease in general and administrative expenses was primarily due to reductions in headcount, together with other cost-cutting measures such as the consolidation of the Company's corporate offices into the Company's San Jose manufacturing facility.

Interest Expense

Interest expense was $669,000 and $1.7 million for the quarter and nine months ended December 31, 1996, respectively, compared to $393,000 and $846,000 for the same respective periods in the prior year. The increase in interest expense compared to the prior year was due primarily to the issuance of $8 million in notes payable in July 1995, which increased the aggregate amount and interest rate of the Company's long-term debt, as well as to an increase in the rate of interest on that debt in September 1996.


Foreign Currency Exchange Gains and Losses

In December 1994 the Company established a foreign currency bank line of credit facility which was used to minimize the effects of currency exchange rate fluctuations on the Company's income statement. In conjunction with the decision to dispose of JHL, the Company ceased utilizing the facility during the September 1996 quarter.

Provision for Income Tax

The Company recorded income tax expense of $1.3 million and $1.4 million for the quarter and nine months ended December 31, 1996, respectively, compared to income tax expense of $929,000 and $1.2 million for the same respective periods in the prior year. The Company's effective income tax rate for the nine months ended December 31, 1996 was 41% compared to 39% for the same period in the prior year.

Minority Interest

Minority shareholders owned a 49% interest in John Hine until August 31, 1994, at which time the Company acquired an additional 46% interest in John Hine, leaving a 3% minority interest outstanding.

Discontinued Operations

On September 27, 1996, the Company decided to dispose of the assets and operations of JHL, a United Kingdom company which was acquired in December 1993 and which manufactures and distributes collectible miniature cottages and similar products. On November 11, 1996, a Receiver was appointed by Natwest, John Hine's lender in the United Kingdom. The Receiver ceased operations of JHL on December 31, 1996, and a Liquidator was appointed on February 7, 1997 to dispose of the remaining assets of JHL. The loss on disposal of the segment of $12,245,000 included a provision of $335,000 (net of income taxes of $135,000) for operating losses during the phaseout period. Net sales of the discontinued operations aggregated $5,603,000 and $11,990,000 for the nine months ended December 31, 1996 and 1995, respectively, and aggregated $1,396,000 and $3,283,000 for the quarters ended December 31, 1996 and 1995, respectively.

                             MEDIA ARTS GROUP, INC.


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

Liquidity and Capital Resources

The Company's working capital position decreased by $11.6 million during the nine months ended December 31, 1996, from $21.2 million at March 31, 1996 to $9.6 million at December 31, 1996. The decrease was due principally to the write off of assets related to the planned disposal of JHL, as well as to the accrual of $335,000 of losses during the phaseout period and accrual of $690,000 of estimated costs of the disposal (net of income tax benefit of $135,000 and $433,000, respectively).

Cash provided by continuing operating activities totaled approximately $4.9 million during the nine months ended December 31, 1996, and related primarily to income from continuing operations of $2.0 million plus an increase in accrued royalties, partly offset by increases in accounts receivable and inventory. Accrued royalties increased by $1.1 million during the period, while accounts receivable and inventory decreased by $1.1 million due to seasonal factors.

The Company made capital expenditures of $473,000 for property and equipment during the nine months ended December 31, 1996. The Company anticipates that total capital expenditure for the year ended March 31, 1997 will be approximately $750,000.

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

In conjunction with the disposal of JHL, notes payable to a related party aggregating $1.7 million are due for repayment. The Company is currently negotiating the deferral of this payment. In the event the payment is not deferred, the Company may require additional external financing in order to repay the note. No assurances can be given that such additional financing can be obtained.

As of December 31, 1996, the Company had borrowings of $1.6 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively) and had issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At December 31, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. Under the terms of the Senior Debt facility, the Senior Lender is not required to make additional advances to the Company. The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.

                             MEDIA ARTS GROUP, INC.

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

                             MEDIA ARTS GROUP, INC.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - Not Applicable

ITEM 2.           CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - As of December 31, 1996, the Company had borrowings of $1.6 million under a line of credit with a bank (the Senior Debt and the Senior Lender, respectively). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and aggregated $6.0 million as of December 31, 1996. As of December 31, 1996, the Company had also issued $8,000,000 in secured notes payable to investors (the Subordinated Debt and the Investors, respectively). At December 31, 1996, the Company was not in compliance with certain financial covenants under the Senior Debt and the Subordinated Debt. Under the terms of the Senior Debt facility, the Senior Lender is not required to make additional advances to the Company. The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

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

                                        MEDIA ARTS GROUP, INC.
                                        (Registrant)




                                        By   /s/ Kenneth E. Raasch
                                             -----------------------------------
                                             Kenneth E. Raasch
                                             Chairman of the Board of Directors
                                             President & Chief Executive Officer



                                        By   /s/ Raymond A. Peterson
                                             -----------------------------------
                                             Raymond A. Peterson
                                             Vice President of Finance &
                                             Chief Financial Officer

Date:  February 12, 1996

          EXHIBIT INDEX


Exhibit Number


11.01     Computation of Income From Continuing Operations and
          Net Income Per Share

27.       Financial Data Schedule.