Form 10-K
period 1997-03-31
MEDIA ARTS GROUP INC
filed 1997-06-26
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended March 31, 1997          Commission File number 0-24294

                             MEDIA ARTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                         77-0354419
     (State or other jurisdiction of                           I.R.S. Employer
      incorporation or organization)                         Identification No.)

           521 Charcot Avenue                                       95113
          San Jose, California                                    (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 324-2020

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 31, 1997, as reported on Nasdaq National Markets was approximately $12,443,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 1997, was 11,025,527

        Part III incorporates by reference from the definitive proxy statement for the registrant's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.


        THIS FORM CONTAINS 56 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 36.

                                     PART I

        Forward looking statements in this Annual Report on Form 10-K, including those set forth in Item 1 and Item 7, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained in Item 1 and Item 7 of this report and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

ITEM 1.               BUSINESS

GENERAL

        Media Arts Group, Inc. (the "Company") designs, manufactures, markets and distributes fine quality collectible, gift, art and home decor products based upon the works of the artist Thomas Kinkade, "Painter of Light(TM)". The Company has assembled a team of managers that have extensive experience in the areas of product design, development, marketing and sales to implement its marketing and distribution program. In December 1993 and August 1994, the Company acquired 51% and 46% interests, respectively, in John Hine Limited, a United Kingdom Company that manufactured, marketed and distributed hand painted miniature cottages and other miniature buildings and figurines to customers primarily in the United States and the United Kingdom. In September 1996 the Company discontinued the operations of John Hine Limited in order to concentrate its resources on developing the Thomas Kinkade brandname.

INDUSTRY OVERVIEW

        The Company currently operates primarily in the collectible gift, art and home decor accessory industries. The giftware, art and home decor accessories industries are highly fragmented at the wholesale and retail level and are composed of many domestic and foreign companies with a broad range of products, including collectibles, home decorations and other giftware items. Collectible products are often marketed as "limited editions," meaning that there are limits upon the number of reproductions, access to products or length of the production period. The Company has capitalized on the success of its limited edition products by creating lower price point products using the Thomas Kinkade brand name and artistic images. Based on data from the Collectors Information Bureau and other sources, secondary markets have developed for many collectible, gift and art products. Secondary market prices for limited edition products may or may not exceed the original price.

BUSINESS STRATEGY

        The Company's strategy for growth is to develop creative and unique products based on the works of Thomas Kinkade, build the Thomas Kinkade brand name and control distribution. A key element of the Company's strategy is to capitalize on the success of Thomas Kinkade and to create brand name products that communicate a broad message of simple values, a joy in all that is good and positive, and a love of family and friends. In addition, the Company intends to increase distribution and awareness of the Thomas Kinkade lifestyle through continued expansion of licensed Thomas Kinkade stores, and will continue to evaluate the opportunity to expand its product offerings and distribution channels through acquisitions and strategic alliances. The Company's goal is to become a leading marketer and distributor of products in the art, gift, collectible and home decor industries.

PRODUCT DEVELOPMENT

        PRODUCT MESSAGE. The Company believes that it can reach new consumers by communicating positive messages through its products. The Company is committed to communicating traditional and uplifting messages that will appeal to a broad audience. The Company believes that Mr. Kinkade's art has an ability to bring peace and encouragement into the homes of people. The Company feels that it can capitalize on the growing trend of Americans to simplify their lives by creating products that reflect that message. The Company plans to introduce more lifestyle products which may include videos, gifts, books, home textiles and stationery that communicate the message of traditional family values.

        PRODUCT COLLECTIBILITY. The Company believes that collectible products have a high perceived value which can be reflected in product pricing. In addition, collectibility encourages successive purchases by consumers which enables the Company to introduce new products that capitalize on the collectible property.

        PRODUCT EDITIONS AND SERIES. The Company creates limited editions which it believes command a higher perceived value. Every product which is sold as a limited edition is accompanied by a certificate of authenticity that states the edition size. Generally, when a particular edition is sold out from the Company, a secondary market price may exceed the original offering price. Although the Company does not promote the potential economic advantages of purchasing limited edition products, the Company believes that this feature is an important consideration for some of its consumers. The Company targets consumers who are collectors and caters to them by introducing products in series rather than as single offerings. By releasing pieces in a series, the Company is able to generate pre-release orders from retailers anticipating collector demand for upcoming releases. The series format also encourages repeat purchases by the consumers.

        TIERED PRICING. The Company seeks to create products with a range of price points that appeal to a wide variety of consumer tastes while minimizing production costs. The Company offers multiple price points for its product lines to satisfy the needs of a variety of retail formats and to appeal to a broad range of consumer budgets. Retail prices of reproductions of Thomas Kinkade artwork range from $50 to $250 for small framed gift prints, $175 to $300 for an unframed paper lithograph, $325 to $1,250 for a framed canvas lithograph, $2,000 to $4,000 for a framed Studio Proof canvas lithograph, and $5,000 to $15,000 for a Masters Edition canvas lithograph.

MARKETING

        MARKETING COMMUNICATIONS AND PROMOTIONS. The Company believes it can create a household name with Thomas Kinkade. The Company can achieve this through communicating a consistent message. Promotion efforts include national advertising, trade advertising, trade shows, sales promotions and artist events. Thomas Kinkade's "Painter of Light" brand name association is a common thread which ties together the variety of products surrounding his art. The Company seeks to sell products that have classic, enduring and uplifting messages that have broad consumer appeal.

        TRAINING. The Company has committed resources to implement a comprehensive training program for its products and sales methods. The Company's Thomas Kinkade Training Center in Monterey provides week long training sessions for potential licensees, store owners, and Company sales and marketing personnel. Product and sales training of knowledgeable sales representatives and store owners is expected to generate sales growth for the Company and its customers.

SALES AND DISTRIBUTION

        SALES THROUGH MULTIPLE DISTRIBUTION CHANNELS. The Company's channels of distribution include approximately 3,000 gift and collectible retailers, 18 Thomas Kinkade Stores owned by the Company, 21 licensed Thomas Kinkade Signature Galleries, an 11,000 member collector's club and the QVC cable television network channel. Prior to July 1995, the Company distributed its products to retailers through 95 independent commissioned sales representatives. In July 1995, the Company changed its sales structure to an in-house operation presently consisting of 32 Area Sales Managers who are primarily salaried Company employees. The Company believes that these dedicated account managers better enable the Company to (i) increase product penetration in existing retail stores, (ii) increase the number of dealers, (iii) develop and train dealers to merchandise more effectively and (iv) monitor demand for new artists or product categories. During 1996, the Company increased its sales focus into new markets and key accounts. The Company has experienced initial success through this strategy in penetration of the Christian product market with Thomas Kinkade products. Future key target channels may include direct response, TV infomercials, organizational marketing and catalogs.

        INDEPENDENT RETAILERS. Independent gift retailers, collectible retailers, art galleries and frame stores are the Company's primary distribution channels. The Company's products are currently sold worldwide in over 3,000 retail stores located principally in the United States and, to a lesser extent, in Canada. Dealer stratas have been created to reward and incentivize dealers. Dealers who commit to purchase a minimum number of products from the Company, including "Showcase Dealers" and "Premier Dealers," receive exclusive rights and preferences over other dealers.

        THOMAS KINKADE STORES. There are presently 18 Thomas Kinkade Stores owned and operated by the Company, all of which offer lithographs and other products based upon the images of Thomas Kinkade. The interiors of the galleries were designed by the Company to demonstrate how a lithograph or other product might appear in a customer's home and are suited to the images and ambiance of Thomas Kinkade's painting style. These retail stores assist in increasing the visibility of Kinkade's work at high traffic locations in key cities and provide an excellent opportunity for market research. The Company may continue to add stores through selective acquisitions and sales of successful galleries and the opening of new stores.

        THOMAS KINKADE SIGNATURE GALLERIES(TM). The Company has initiated the expansion of the Thomas Kinkade Stores concept through Signature Galleries(TM), a national licensing program of independently owned stores. The program gives individual entrepreneurs the opportunity to open a dedicated Thomas Kinkade Signature Gallery in various regions of the country. The Signature Galleries are free standing stores that are licensed to sell only Thomas Kinkade products. Signature Galleries receive support from the Company such as build out specifications, site selection and lease negotiation, limited use of the Thomas Kinkade name, training at the Company's Monterey training facilities, and inventory mix recommendations. These new stores will not only provide additional distribution for Thomas Kinkade products, but will also effectively increase the Thomas Kinkade brand name awareness in new regions of the country.

        COLLECTOR'S CLUB. The Company sponsors and operates a collector's club for Thomas Kinkade. As of March 31, 1997, the Thomas Kinkade Collectors Society(TM) had over 11,000 active members. Members receive regular newsletters which keep them informed about the artwork of Mr. Kinkade, including upcoming releases and events. Members also have the opportunity to purchase "members only" product offerings.

        DIRECT MARKETING. The Company markets certain of its products through direct response channels, such as its regular sales of limited edition, framed works by Thomas Kinkade on QVC, the cable television shopping network. Sales through QVC in fiscal 1997, 1996 and 1995 totaled $3.4 million, $2.2 million and $1.6 million, respectively.

        INTERNATIONAL DISTRIBUTION. The Company is pursuing the expansion of its business internationally through strategic partnerships in Japan, Asia, Europe, and Canada. A major exhibition was undertaken in December of 1996 in Tokyo in conjunction with Daimaru department stores. Other venues for international electronic marketing are being pursued.

        LICENSING. The Company has entered into agreements which grant rights to products to other companies through either copyright, trademark, license or patent. The Company benefits from these agreements through the receipt of licensing revenues and through increased exposure in the marketplace for the properties. For example, Thomas Kinkade is expected to receive substantial publicity through a strategic licensing agreement with Hallmark Cards during Christmas of 1997. In fiscal 1997, 1996 and 1995, the Company received $444,000, $381,000 and $334,000, respectively, relating to certain license revenues earned by Thomas Kinkade.

PRODUCT MIX

        PRIMARY PRODUCTS. The Company's principal products currently include limited and open edition canvas and paper lithograph reproductions of the artwork of Thomas Kinkade and a broad line of decorative gifts. Every Company product which is sold as a limited edition is accompanied by a certificate of authenticity. Records of all issued certificates for each image or edition are maintained by the Company.

        LIMITED EDITION COLLECTIBLE ART.. The Company's principal artist is Thomas Kinkade. The Company has entered into license agreements with Thomas Kinkade which grant to the Company the exclusive worldwide right to manufacture, market and distribute lithographs for all of Mr. Kinkade's original wall artwork until November 30, 2003 (with certain limited exceptions). The Company currently is one of the leading producers of paper lithographs and canvas lithographs, which are paper prints transferred to canvas and hand retouched to have the appearance of an original oil painting. The themes of Mr. Kinkade's paintings are generally romantic, warm and peaceful. His works highlight the effects of light and the perception of the work varies with the ambient light. As a result of the Company's promotional efforts and marketing strategies, Mr. Kinkade has become known among collectors as the "Painter of Light(TM)." His painting themes include romantic cities, English cottages, manor houses, landscapes and Christmas. The suggested retail prices for the lithographs range from $175 for an unframed paper lithograph to $15,000 for a framed canvas Masters Edition.

        THOMAS KINKADE PRINTS. In 1995 the Company introduced new Thomas Kinkade product lines, including Portfolio prints, Library prints, Inspirational prints and Plein-airs. In 1996 the Company introduced Classic prints. Portfolio editions are a suite of two or three images based on Mr. Kinkade's most renowned and sought after pieces. Library prints are distinctive representations of Kinkade art reproduced on high quality canvas board with museum-style framing. Inspirational prints feature a popular image with an inspirational message. Plein-Air paintings are impressionistic images painted on location which capture the energy and excitement of the locale. Classic prints are the most well received images of Thomas Kinkade reproduced on canvas in a reduced size designed specifically for decorating the home. All of these prints, with the exception of Plein-Air paintings, are unlimited or open editions which allows the Company to sell these products indefinitely. The Company expects to release previously sold out images in open edition formats such as Classics in future years.

MANUFACTURING AND PRODUCTION

        THE LITHOGRAPHY PRODUCTION PROCESS. The Company's production facility in San Jose, California is utilized to produce canvas lithographs and assemble, warehouse and ship the Company's lithograph products. The production process for a lithograph work begins with an original painting, which is delivered to an independent printer, who produces various lithograph proofs from the original. The Company's artistic team together with Thomas Kinkade work with the printer to develop a paper lithograph which most faithfully represents the original painting. The paper lithographs are then printed and sent to the Company's warehouse facility. Canvas lithographs are produced by transferring paper lithographs onto canvas and are produced in varying lot sizes based on anticipated demand. Since April 1994, the Company has developed its own capability for the canvas transfer process and, as a result, has been able to better control the manufacturing process, enhance the quality of its canvas product and reduce product order lead time. The Company frames the canvas and paper lithographs in accordance with customer orders in frames purchased from outside manufacturers and then packages and ships the products.

        BACKLOG. The Company's backlog as of May 31, 1997 was approximately $6 million, all of which is expected to be shipped during fiscal 1998. Backlog as of May 31, 1996 was not significant. The Company generally ships its products within 3 months after receipt of an order and accordingly sales in any quarter are substantially dependent on orders booked in that quarter. The Company does not make major commitments for speculative production, but instead manufactures product based on existing orders.

        LICENSING ACTIVITIES. The Company's products generally are produced and sold under licenses. Its principal licenses with Thomas Kinkade are described below.

        THOMAS KINKADE. The Company has a ten-year worldwide license agreement with Thomas Kinkade, dated as of December 1, 1993, which grants the Company the exclusive worldwide right to reproduce the artwork of Thomas Kinkade in the form of two dimensional wall art. Mr. Kinkade is obligated to deliver 16 paintings per year to the Company for reproduction. While the License does not cover the rights to reproduce the artwork in media such as plates, calendars, greeting cards or puzzles, it grants the Company a right of first refusal with respect to any future licenses entered into by Mr. Kinkade, subject to the prior right of first refusal which Mr. Kinkade granted to The Bradford Exchange, Ltd. Mr. Kinkade retains the original artwork produced under the license and has certain termination rights under the agreement. In addition to the license agreement, the Company has a ten-year royalty agreement with Mr. Kinkade, dated as of December 1, 1993, which grants to the Company the right to use the name "Thomas Kinkade" in connection with the operation of the Company owned Thomas Kinkade Stores and independently owned Signature Galleries(TM). Under the agreement the Company is obligated to pay Mr. Kinkade a royalty on net sales of Company owned stores and licensed stores. Mr. Kinkade is also employed by the Company as Art Director and receives a royalty related to his involvement in the production of Masters Editions and Studio Proof Editions.

COMPETITION

        The Company competes in general with other producers of fine quality collectible, gift and art products and home decor products and, in particular, with other producers of limited edition graphical artwork. Certain of these companies have products of artists with greater name recognition, a wider, more diversified range of products, greater financial resources, longer operating histories and broader marketing and distribution capabilities than the Company. In addition, the barriers to entry in the industry are relatively low, increasing the likelihood and frequency of new companies entering the industry and competing with the Company for sales.

        The collectible, gift and art products industry is affected by changing consumer tastes and trends. This industry is highly competitive as well as fragmented, with many large and small participants. The Company believes that the principal elements of competition in the collectible, gift and art products market are artist reputation and name recognition, quality of the artist's images, marketing, distribution and price.

SEASONALITY

        The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues and net income are highest in the September and December quarters. Management believes that the seasonal effect is due primarily to customer buying patterns and is typical of the fine art, gift and collectible industry.

EMPLOYEES

        As of May 31, 1997, the Company had 292 full-time and 36 part-time and temporary employees. The Company believes that its labor relations are satisfactory and has never experienced a work stoppage.

ITEM 2.               PROPERTIES

        The Company's manufacturing, distribution, sales and marketing and administration are located in a leased 90,000 square foot facility in San Jose, California. The Company's retail operations are located in 16 sites throughout the United States with an aggregate of approximately 13,000 square feet. The Company believes that its properties are generally suitable and adequate to support the Company's current needs and anticipated growth.

ITEM 3.               LEGAL PROCEEDINGS

        On February 13, 1993, a former officer and director and 3% stockholder of John Hine Limited, dismissed in February 1993, commenced litigation against John Hine Limited in the Queens Bench Division of the High Court of Justice seeking damages in excess of $750,000 for wrongfully, and in breach of contract, terminating his employment. Media Arts Group, Inc., was not a party to the proceedings. The Company is currently engaged in settlement negotiations with the former employee. Management believes that the resolution of this litigation will not have a material impact on the Company's financial position or results of operations.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None.

                                                PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
              MATTERS

        The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on August 10, 1994 under the Nasdaq symbol ARTS. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq:

                        Year Ended
                         March 31,                  High          Low
                        ----------                  ----          ---
                    1995
                    Second Quarter (from          $ 8 15/16     $ 7 1/4
                     August 3, 1994)
                    Third Quarter                   8 3/8         5 1/2
                    Fourth Quarter                  7 1/8         5 1/4

                    1996
                    First Quarter                   5 5/8         5 1/2
                    Second Quarter                  6 5/8         5 1/4
                    Third Quarter                   5             2 5/8
                    Fourth Quarter                  3 1/2         2 1/2

                    1997
                    First Quarter                   3 5/16        2 5/8
                    Second Quarter                  2 7/8         1 5/16
                    Third Quarter                   3 1/4         1 5/16
                    Fourth Quarter                  5 1/8         2 7/16

        As of May 31, 1997, there were approximately 177 holders of record of the Company's Common Stock.

        The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

        On March 31, 1996, the Company acquired certain galleries located in Carmel and Monterey, California. Consideration for the acquisition consisted of 444,483 unregistered shares of Common Stock (See Note 2 of "Notes to Financial Statements").

        On February 21, 1997, the Company refinanced its Senior Debt and renegotiated the terms of its Senior Subordinated Debt. In conjunction with the refinancing and renegotiation of that debt the Company issued 1,148,693 unregistered shares of Common Stock to the Senior Subordinated Lender in exchange for $11,000 of cash (See Note 6 of "Notes to Financial Statements").

ITEM 6.               SELECTED FINANCIAL DATA

                             Media Arts Group, Inc.
                           Selected Financial Data (1)

                                                                                Three Months Ended       Year Ended
                                                    Year Ended March 31,             March 31,           December 31,
                                               -----------------------------    ------------------    ------------------
  (In thousands, except per share data)          1997       1996      1995       1994       1993       1993       1992
                                               -------    -------    -------    -------    -------    -------    -------
STATEMENT OF OPERATIONS DATA: (1)
Net Sales .................................    $47,018    $39,752    $33,485    $ 6,258    $ 2,786    $16,705    $ 7,123
Operating Income ..........................      6,791      5,547      6,397        979        719      2,780      1,333
Income From Continuing Operations
  Before Extraordinary Loss ...............      2,644      2,455      4,014        490        696      2,508      1,296
Income From Continuing Operations
  Before Extraordinary Loss Per Share .....       0.26       0.25       0.42

PRO FORMA STATEMENT OF OPERATIONS DATA: (2)
Income From Continuing Operations Before
  Extraordinary Loss ......................                                     $   312    $   458    $ 2,302
Income From Continuing Operations Before
  Extraordinary Loss Per Share ............                                        0.04       0.06       0.28

BALANCE SHEET DATA:
Total Assets ..............................    $23,061    $36,658    $31,271    $18,764               $12,871    $ 2,315
Long Term Obligations .....................      7,871     10,196      3,177      3,326                 4,284       --

(1) Restated to reflect (i) discontinuance of John Hine Limited during the year ended March 31, 1997, and (ii) an acquisition during the year ended March 31, 1996 which has been accounted for as a pooling of interests. See Item 7 and Note 4 of "Notes to Financial Statements".

(2) Pro Forma Data reflects the historical statement of operations data for the year ended December 31, 1993 and the three months ended March 31, 1994 and 1993 as if (i) certain subsidiaries of the Company had ceased to be treated as S corporations for income tax purposes on January 1, 1993 and (ii) the Company had paid principal stockholders distributions in the form of annual executive compensation aggregating no more than $720,000. On April 1, 1994 the Company changed fiscal years.

Quarterly data for the Company for the years ended March 31, 1997 and 1996 is presented under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" on page of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company continued to experience strong growth in sales of Thomas Kinkade products during the year ended March 31, 1997. This increase was due principally to consumers' continued acceptance of images painted by Thomas Kinkade, as well as an increase in the range of products available to consumers. Management also reduced the number and size of limited edition releases of Thomas Kinkade products in fiscal 1997 as part of the Company's strategy to promote collectibility and high perceived value for its products.

        The Company has manufactured and distributed lithograph transfers from its San Jose, California facility since August 1994. In-house production of lithograph transfers to canvas has provided the Company with the ability to control product quality and to manage production capacity in response to product demand and has reduced the cost of canvas product. Additional infrastructure investments were made by the Company in fiscal 1995 and 1996 in areas such as computerized information systems in order to position the Company for future growth.

        In 1993 the Company initiated the development of a nationwide series of Thomas Kinkade Stores which carry only products based on the works of Thomas Kinkade. The Company initially opened seven Thomas Kinkade Stores located in strategic malls throughout the United States to maximize the exposure of the Company's products to potential retail customers.

In June 1995, the Company acquired a gallery owned and operated by a founder of the Company (the "Valley Fair Gallery"), and in March 1996 the Company acquired six galleries in Monterey and Carmel, California (the "Monterey Galleries").

        The Company's customer base has also expanded through the new "Signature Gallery" program, which commenced in April 1996. The program gives individual entrepreneurs the opportunity to open a dedicated "Thomas Kinkade Signature Gallery" in various regions of the country. The Signature Galleries are free standing stores that are licensed to sell only Thomas Kinkade products. A total of 21 stores were opened or converted in fiscal 1997, and the Company anticipates that a further 24 Signature Galleries will be opened in fiscal 1998. These new stores will not only provide additional distribution for Thomas Kinkade products, but will also effectively increase the Thomas Kinkade brand name awareness in new regions of the country.

        In December 1993 the Company acquired John Hine Limited, a UK company which distributed collectible cottages sculpted by David Winter. In September 1996, the Company decided to dispose of the assets and operations of that company due to a significant softening of the collectible cottage market. This action also allowed the Company to focus its efforts on the success of Thomas Kinkade.

Results of operations

        The following table sets forth the percentage of net sales represented by certain line items on the Company's consolidated statements of operations for the periods indicated (restated to reflect the discontinuance of John Hine Limited):

                                                  Year Ended March 31,
                                              ----------------------------
                                              1997        1996        1995
                                              ----        ----        ----
Net sales ..............................       100%        100%        100%
Cost of sales ..........................        36          34          31
                                              ----        ----        ----
    Gross profit .......................        64          66          69
Marketing and selling expense ..........        27          25          20
General and administrative expense .....        23          27          30
                                              ----        ----        ----
Operating income .......................        14          14          19
Interest expense .......................        (5)         (4)         (2)
Foreign exchange losses ................         *           *        --
                                              ----        ----        ----
Income before income taxes .............         9          10          17
Provision for income taxes .............         3           3           5
                                              ----        ----        ----
Income from continuing operations before
  extraordinary loss ...................         6           7          12
Discontinued operations ................        (3)         (9)       --
Extraordinary loss .....................       (26)       --            (1)
                                              ----        ----        ----
Net income (loss) ......................       (23)%        (2)%        11%
                                              ====        ====        ====

* - Line item represents less than 0.5% of net sales.

Net Sales

        Net sales from continuing operations were $47.0 million, $39.7 million and $33.5 million for fiscal 1997, 1996 and 1995, respectively. Wholesale sales of Thomas Kinkade products experienced continued growth in fiscal 1997, with sales increasing by $6.1 million or 24% as compared to fiscal 1996 due principally to a 24% increase in the number of the Company's customers. Net sales of Thomas Kinkade Stores increased to $15.5 million in fiscal 1997, an increase of 13% as compared to fiscal 1996 due to an increase in the number of lithographs sold as well as a small increase in product prices during fiscal 1997.

        Through June 1995 the Company utilized a sales force comprised principally of independent sales representatives. In June 1995 the Company effected a change to an in-house sales force. This decision was made in order to consolidate the

Company's distribution channels, to increase control and focus of the Company's sales efforts and to position the Company for future growth. The transition adversely affected sales of the Company's products, primarily during the subsequent quarter.

        Net sales for fiscal 1996 increased by $6.3 million, compared to $33.5 million for fiscal 1995. The increase was due principally to an increase in the number of units sold as well as a small increase in product prices during fiscal 1996. Unit volumes increased in fiscal 1996 as a result of an increase in the edition size of limited edition releases.

        Through June 1995 the Company utilized a sales force comprised principally of independent sales representatives. In June 1995 the Company effected a change to an in-house sales force. This decision was made in order to consolidate the Company's distribution channels, to increase control and focus of the Company's sales efforts and to position the Company for future growth. The transition temporarily had an adverse affect on sales of the Company's products, primarily during the September 1995 quarter.

Gross Profit

        Gross profit for fiscal 1997 was $30.3 million compared to $26.4 million in fiscal 1996 and $23.2 million in fiscal 1995. Gross margin for those periods was 64%, 66% and 69%, respectively. Wholesale gross margins decreased from 61% to 59% in fiscal 1997 due to changes in product mix as well as some loss of efficiency during the consolidation of the manufacturing and administrative operations in San Jose, partly offset by efficiencies from increased sales volumes. Gross margin from retail lithograph sales by Thomas Kinkade Stores was 50% in fiscal 1997 compared to 49% in fiscal 1996.

        Wholesale gross margins decreased from 67% to 61% due in fiscal 1996 due primarily to changes in product mix and increased overhead costs resulting from investments in the manufacturing infrastructure, partly offset by increased sales volumes. Gross margin from retail lithograph sales by Thomas Kinkade Stores was 49% in fiscal 1996 compared to 47% in fiscal 1995.

Marketing and Selling Expenses

        Marketing and selling expenses aggregated $12.8 million, $10.0 million and $6.7 million in fiscal 1997, 1996 and 1995, respectively. As a percentage of net sales these expenses represented 27% for fiscal 1997, 25% for fiscal 1996 and 20% for fiscal 1995. The increase in marketing and selling costs from fiscal 1995 through 1997 was due to the Company's efforts to expand sales volumes through an increase in the number of customers as well as through new channels of distribution. During fiscal 1997, the Company incurred additional marketing costs of approximately $339,000 compared to fiscal 1996 as part of the expansion of the Signature Stores program. In addition, the Company experienced inefficiencies during the reduction of its in-house sales force subsequent to the discontinuance of John Hine Limited in September 1996.

        Sales and marketing expenses in fiscal 1996 increased compared to the prior year due to the expansion of the Company's sales and marketing staff, including recruiting and training expenses associated with a change from the use of independent sales representatives to an exclusively in-house sales force. Sales and marketing expenses also increased in the September 1995 quarter due to the recognition of approximately $340,000 of commission expense during the phase out of the independent sales force in addition to the relatively fixed salary costs of the new in-house sales force.

        While the Company believes that the change from independent representatives to an in-house sales force should reduce selling costs as a percentage of net sales in the long term (assuming increased sales volumes), the level of expenditure may increase in absolute terms as well as a percentage of net sales as the Company continues to increase its in-house sales force in order to expand distribution and establish new distribution channels.

General and Administrative Expenses

        General and administrative expenses were $10.7 million and $10.8 million in fiscal 1997 and fiscal 1996, respectively, and $10.1 million in fiscal 1995 These expenses represented 23%, 27% and 30% of net sales in fiscal 1997, 1996 and 1995, respectively. General and administrative costs have remained relatively unchanged due to various cost cutting programs, such as the consolidation of the Company's manufacturing and administrative operations in San Jose in fiscal 1997 and reductions in headcount implemented in late September 1995 through November 1995, offset by increases in costs due to the Company's expanding level of activity. Fiscal 1996 expenses also included approximately $450,000 of charges related to a reduction in headcount. Management anticipates that the headcount reduction, together with other cost-cutting measures should limit significant future increases in general and administrative expenses in fiscal 1998. However, even though the Company intends to pursue additional cost-cutting and restructuring measures while continuing to support expansion of business, there can be no assurance that such increases will not occur.

Interest expense

        Interest expense was $2.3 million for fiscal 1997, $1.4 million for fiscal 1996 and $870,000 for fiscal 1995. The increase in interest expense in fiscal 1997 was due to higher interest rates on the Company's long-term debt due to covenant defaults, as well as to an increase in the amount of amortization of debt discount. The increase in interest expense in fiscal 1996 was due to an increase in the amount and interest rate of the Company's long-term debt which was used in part to retire shorter term debt that had a lower rate of interest. In February 1997 the Company replaced its Senior Debt and renegotiated the terms of its Senior Subordinated Debt. The Company anticipates that while the cash interest expense in fiscal 1998 will be lower than in fiscal 1997, total interest expense will be higher due to an increase in the amortization of debt issuance costs.

Provision for Income Taxes

        The Company's effective income tax rate was 40% in fiscal 1997, 39% in fiscal 1996, and 27% in fiscal 1995. The fiscal 1997 and 1996 effective rates were higher than the federal statutory rate of 34% due to state income taxes. The lower than expected effective income tax rate for fiscal 1995 was attributable to the recognition of a nonrecurring deferred tax benefit on April 1, 1994 of $638,000 when certain of the Company's subsidiaries ceased to be treated as S corporations. The effective income tax rate for fiscal 1995, excluding the deferred tax benefit, would have been 38%.

Discontinued Operations

        On September 27, 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom company which was acquired in December 1993 and which manufactured and distributed collectible miniature cottages and similar products. On November 11, 1996, a Receiver was appointed by Natwest, John Hine Limited's lender in the United Kingdom. The Receiver ceased operations of John Hine Limited on December 31, 1996, and a Liquidator was appointed on February 7, 1997 to dispose of the remaining assets of John Hine Limited. The loss on disposal of the segment of $12.2 million included a tax benefit of $2.4 million and a write-off of intangible assets with a net book value of $8.4 million.

        On January 10, 1994, the Company adopted a plan to dispose of the assets and operations of Thomas Kinkade Stores which consisted of seven art galleries. The anticipated disposal was accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of Thomas Kinkade Stores were segregated and reported as discontinued operations. As the Company expected to realize a net gain from the sale of the galleries all losses incurred by Thomas Kinkade Stores subsequent to January 10, 1994, were deferred until the anticipated sale of the galleries.

        On December 16, 1994, the Company decided to retain the assets and operations of Thomas Kinkade Stores and accordingly the Company ceased accounting for Thomas Kinkade Stores as a discontinued operation and deferred losses of Thomas Kinkade Stores at March 31, 1994, of $211,000 were recognized in fiscal 1995. Net loss of Thomas Kinkade Stores for fiscal 1995 before recognition of previously deferred losses was $116,000.

        On September 27, 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom company which was acquired in December 1993 and which manufactured and distributed collectible miniature cottages and similar products. On November 11, 1996, a Receiver was appointed by Natwest, John Hine Limited's lender in the United Kingdom. The Receiver ceased operations of John Hine Limited on December 31, 1996, and a Liquidator was appointed on February 7, 1997 to dispose of the remaining assets of John Hine Limited. The loss on disposal of the segment of $12.2 million included a tax benefit of $2.4 million and a write-off of intangible assets with a net book value of $8.4 million.

Extraordinary Item

        In August 1994 the Company recorded a write-off of deferred debt discount of $172,000 (net of deferred income tax benefit of $96,000) as an extraordinary item on the repayment of John Hine Limited acquisition related debt using proceeds from the Company's initial public offering.

Seasonality

        The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues are generally highest in the December quarter, due primarily to customer buying patterns and is typical of the fine art, gift and collectible industry. The following table sets forth the Company's unaudited summary quarterly data for each quarter of fiscal 1996 and 1997 (restated to reflect the discontinuance of John Hine Limited).

                                          Year Ended March 31, 1996                             Year  Ended March 31, 1997
                                 -----------------------------------------------     ----------------------------------------------
(UNAUDITED, IN THOUSANDS           June        September    December     March         June       September    December      March
EXCEPT PER SHARE AMOUNTS)         Quarter       Quarter     Quarter     Quarter       Quarter      Quarter      Quarter     Quarter
-------------------------        --------      ---------    --------    --------     --------     --------     --------    --------
Net Sales ...................    $  9,109      $ 8,054       12,189     $ 10,397     $  8,718     $ 11,323     $ 15,471    $ 11,506
Gross Profit ................       5,922        5,370        8,248        6,872        5,021        7,266       10,243       7,728
Operating Income (Loss) .....         963          141        2,924        1,524         (351)       1,761        3,908       1,476
Income (Loss) From Continuing
   Operations ...............         442          (39)       1,422          631         (564)         727        1,804         677
Discontinued Operations .....        (236)        (925)        (740)      (1,226)        (791)     (12,839)        --          --
Net Income ..................         206         (964)         682         (595)      (1,355)     (12,112)       1,804         677
Income (Loss) From Continuing
  Operations Per Share ......        0.04         --           0.14         0.06        (0.06)        0.07         0.18        0.06
Net Income (Loss) Per Share .        0.02        (0.10)        0.07        (0.06)       (0.14)       (1.23)        0.18        0.06

                                          Year Ended March 31, 1996                     Year  Ended March 31, 1997
                                  -----------------------------------------     ------------------------------------------
                                    June    September   December     March       June      September  December      March
  As a Percentage of Sales        Quarter    Quarter     Quarter    Quarter     Quarter     Quarter    Quarter     Quarter
  ------------------------        -------   ---------    -------    -------     -------    ---------  --------     -------
Net Sales ...................       100%       100%        100%       100%        100%        100%        100%       100%
Gross Profit ................        65         67          68         66          58          64          66         67
Operating Income (Loss) .....        11          2          24         15          (4)         16          25         13
Income (Loss) From Continuing
   Operations ...............         5       --            12          6          (6)          6          12          6
Net Income (Loss) ...........         2        (12)          6         (6)        (16)       (107)         12          6

        The increase in operating expenses for the September 1995 quarter was due primarily to the change from independent sales representatives to an in-house sales force, as well as the recognition of costs related to a significant reduction in headcount during the quarter. The operating loss for the June 1996 quarter was due to low gross margin due to lower sales volumes, as well as higher general and administrative costs including one-time costs associated with the acquisition of the Monterey Galleries.

        The Company expects the seasonal trends to continue in the foreseeable future. In addition, the Company generally ships its products within 3 months after receipt of an order and accordingly sales in any quarter are substantially dependent on orders booked in that quarter. Fluctuations in operating results may also result in volatility in the Company's earnings and the price of the Company's Common Stock. Future revenue growth is dependent on the continued demand for the artwork of Thomas Kinkade and the expansion of distribution through additional dealers, such as Signature Galleries(TM).

Liquidity and Capital Resources

        The Company's working capital position decreased by $13.4 million during fiscal 1997 due principally to the discontinuance of John Hine Limited. Excluding the write-off of assets of discontinued operations and the increase in related deferred tax assets, working capital increased by approximately $600,000 to $7.9 million at March 31, 1997. The increase was due primarily to income from continuing operations for fiscal 1997 of $2.6 million, partly offset by the repayment of $600,000 of long-term debt in February 1997.

        The Company's total indebtedness under bank lines of credit decreased by $1.7 million from March 31, 1996 to $2.7 million as of March 31, 1997. The Company has a $10.0 million line-of-credit facility, the availability of which is dependent on the amount of eligible accounts receivable and inventory. Borrowing capacity available under existing lines of credit as of May 31, 1997 aggregated approximately $6 million.

        Cash provided by operating activities totaled $785,000 during fiscal 1997, and related primarily to income from continuing operations of $2.6 million plus depreciation and amortization of $1.4 million and increases in accounts receivable reserves of $1.7 million partly offset by and increases in income taxes refundable and deferred tax assets of $2.5 million, an increase in prepaid expenses of $1.0 million and an increase in accounts receivable of $803,000. Cash provided by discontinued operations related primarily to reductions in inventory and accounts receivable as part of the disposal of John Hine Limited. Cash from operations was used to reduce lines of credit by $1.1 million, and to repay $700,000 of long-term debt and $675,000 of lease liabilities.

        Net cash used in continuing operations aggregated $388,000 in fiscal 1996 and related to income from continuing operations of $2.5 million offset by increases in accounts receivable and inventory and the repayment of obligations related to acquisitions. Accounts receivable increased by $2.7 million due to increased sales volumes as well as a slowdown in collections. Cash used in discontinued operations aggregated $6.5 million in fiscal 1996 due to net losses of $3.1 million plus significant increases in inventory and deferred tax assets.

        Long-term debt increased by $5.4 million during fiscal 1996 due to the issuance of notes with net proceeds of $7.3 million which were used in part to repay long-term notes of approximately $1.3 million. The remainder of the proceeds were used to repay $3.8 million of the Company's line of credit, to repay notes payable to related parties aggregating $1.1 million and to pay income taxes of $1.0 million. Borrowings under lines of credit increased by $5.3 million in fiscal 1996 (subsequent to the paydown of the lines using the long-term debt proceeds) in order to finance increases in accounts receivable and inventory.

        Net cash provided by continuing operations was $496,000 in fiscal 1995 due to income from continuing operations of $4.0 million offset by increases in accounts receivable and inventory. Net cash used in discontinued operations aggregated $2.1 million in fiscal 1995 and related primarily to cash used in the acquisition of 46% of John Hine Limited in August 1994.

        In June 1995, the Company acquired the Valley Fair gallery in exchange for cash of $31,000, an 8% promissory note in the amount of $299,000 and an 8% convertible note in the amount of $1,200,000 due in October 2002. The convertible note is convertible into Common Stock of the Company at a conversion price of $7.25 per share. In March 1996, the Company acquired the Monterey Galleries in exchange for 444,483 shares of the Company's Common Stock.

        The Company incurred capital expenditures of $719,000, $468,000 and $927,000 for property and equipment during fiscal 1997, 1996 and 1995. The Company anticipates that total capital expenditure in fiscal 1998 will be approximately $2 million, and will relate to continued manufacturing and infrastructure investments as well as to the opening of a limited number of new retail locations.

        In December 1994, the Company paid accrued distributions of $900,000 to S corporation stockholders.

        In August 1994 the Company completed an initial public offering of 1.4 million shares of the Company's Common Stock, from which the Company received $8.1 million, net of underwriting and other costs of $2.4 million. The primary use of the proceeds from the offering was to repay $2.6 million of liabilities related to the December 1993 acquisition of a 51% interest in John Hine Limited, to pay $2.5 million towards the acquisition of an additional 46% interest in John Hine Limited, to repay $930,000 of bridge indebtedness incurred for working capital purposes, to pay a $1.0 million S corporation distribution to certain shareholders and to provide $1.0 million of working capital to the Company.

        The Company's working capital requirements in the foreseeable future will change depending on various factors. The primary variables include product development efforts, consumer acceptance of Thomas Kinkade's artwork and of the Company's products based upon his work, expansion of distribution channels for the Company's products and, in particular, the successful implementation of the Signature Galleries(TM) concept, successful third party manufacturing relationships, and any other adjustments in its operating plan needed in response to competition, acquisition opportunities or unexpected events.

        The Company has committed to repay $2.0 million of long-term debt in September 1997 using the proceeds of an anticipated income tax refund of an equal amount. In addition, the Company is negotiating the repayment terms of $1.6 million of notes which are currently payable to a former shareholder of John Hine Limited. The Company believes that existing borrowing capacity under lines of credit, together with revenues from operations, will be sufficient to meet these commitments plus satisfy minimum working capital requirements through fiscal 1998, however the Company may seek additional capital in the future to pursue additional business opportunities, to retire indebtedness or to provide for other operational purposes.


ITEM 8.       FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

        The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors and executive officers required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement").

        Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS".

ITEM 11.      EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the Proxy Statement under the Caption "EXECUTIVE COMPENSATION AND OTHER MATTERS."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the Proxy Statement under the captions "INFORMATION ABOUT MEDIA ARTS GROUP, INC.--Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Form:

                                                                                                 Page
                                                                                                 ----
        1.     Financial Statements:

               Report of Independent Accountants ...........................................      17

               Consolidated Balance Sheets at March 31, 1997 and 1996

               Consolidated Statements of Operations for the years ended March 31, 1997,
                 1996 and 1995 .............................................................      18

               Consolidated Statements of Stockholders' Equity for the years ended March 31,
                1997, 1996 and 1995 ........................................................      19

               Consolidated Statements of Cash Flows for the years ended March 31, 1997,
                 1996 and 1995 .............................................................      20

        2.     Notes to Consolidated Financial Statements ..................................      21

               Financial Statement Schedules:

               For the years ended March 31, 1997, 1996 and 1995 ...........................      22

               Schedule

               VIII.  Valuation and Qualifying Accounts and Reserves .......................      35

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        3. Exhibits: See Index to Exhibits on page . The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)     Reports on Form 8-K:

               Form 8-K dated February 21, 1997 with respect to the Financing Agreement dated as of February 21, 1997 by and among CIT Group/Business Credit, Inc., and Media Arts Group, Inc., Thomas Kinkade Stores, Inc. and California Coast Galleries, Inc. and Credit Agreement dated as of February 21, 1997 by and among Levine Leichtman Capital Partners, L.P., Media Arts Group, Inc., MAGI Entertainment Products, Inc., California Coast Galleries, Inc. and MAGI Sales, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Stockholders of Media Arts Group, Inc.


        In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
San Jose, California
June 6, 1997

                                    MEDIA ARTS GROUP, INC.
                                  CONSOLIDATED BALANCE SHEETS



                                                                                  March 31,
                                                                       -------------------------------
                                                                           1997               1996
                                                                       ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents .....................................      $    374,000       $    382,000
  Accounts receivable, net of allowance for doubtful accounts and
     sales returns of $2,825,000, and $1,154,000 ................         7,394,000          8,262,000
  Receivable from related parties ...............................           114,000             99,000
  Inventories (Note 5) ..........................................         5,415,000          5,006,000
  Net assets of discontinued operations .........................           890,000         17,398,000
  Prepaid expenses and other current assets .....................         1,464,000            438,000
  Deferred income taxes (Note 9) ................................         1,581,000          1,059,000
  Income taxes refundable .......................................         2,002,000               --
                                                                       ------------       ------------
      Total current assets ......................................        19,234,000         32,644,000
Property and equipment, net (Note 5) ............................         3,562,000          3,794,000
Other assets ....................................................           265,000            220,000
                                                                       ------------       ------------
                                                                       $ 23,061,000       $ 36,658,000
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      $  2,065,000       $  2,801,000
  Commissions payable ...........................................           403,000            185,000
  Accrued royalties .............................................         1,213,000            345,000
  Accrued expenses ..............................................         2,964,000          3,063,000
  Borrowings under line of credit (Note 6) ......................         2,655,000          4,375,000
  Current portion of long-term debt (Note 6) ....................         2,062,000            586,000
                                                                       ------------       ------------
      Total current liabilities .................................        11,362,000         11,355,000
Long-term debt, less current portion (Note 6) ...................         4,609,000          8,410,000
Convertible notes payable to related parties (Note 2) ...........         1,200,000          1,200,000
                                                                       ------------       ------------
      Total liabilities .........................................        17,171,000         20,965,000
                                                                       ------------       ------------

Minority interest ...............................................              --              115,000
                                                                       ------------       ------------

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity: (Note 8)
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
    none issued or outstanding ..................................              --                 --
  Common stock, $0.01 par value; 20,000,000 shares authorized;
    11,025,527 and 9,867,032 shares issued and outstanding ......            69,000             58,000
  Additional paid-in capital ....................................        17,176,000         15,725,000
  Cumulative translation adjustment .............................              --              164,000
  Accumulated deficit ...........................................       (11,355,000)          (369,000)
                                                                       ------------       ------------
         Total stockholders' equity .............................         5,890,000         15,578,000
                                                                       ------------       ------------
                                                                       $ 23,061,000       $ 36,658,000
                                                                       ============       ============



    The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     Year Ended March 31,
                                                                      --------------------------------------------------
                                                                          1997               1996               1995
                                                                      ------------       ------------       ------------
Net sales ......................................................      $ 47,018,000       $ 39,752,000         33,485,000
Cost of sales ..................................................        16,760,000         13,343,000         10,330,000
                                                                      ------------       ------------       ------------
   Gross profit ................................................        30,258,000         26,409,000         23,155,000
                                                                      ------------       ------------       ------------

Operating expenses
   Marketing and selling .......................................        12,784,000         10,028,000          6,685,000
   General and administrative ..................................        10,683,000         10,834,000         10,073,000
                                                                      ------------       ------------       ------------
     Total operating expenses ..................................        23,467,000         20,862,000         16,758,000
                                                                      ------------       ------------       ------------

Operating income ...............................................         6,791,000          5,547,000          6,397,000
Interest expense ...............................................        (2,348,000)        (1,447,000)          (870,000)
Foreign exchange losses ........................................           (31,000)           (42,000)              --
                                                                      ------------       ------------       ------------
Income from continuing operations before income taxes ..........         4,412,000          4,058,000          5,527,000
Provision for income taxes .....................................         1,768,000          1,603,000          1,513,000
                                                                      ------------       ------------       ------------

Income from continuing operations before extraordinary loss ....         2,644,000          2,455,000          4,014,000
Loss from discontinued operations, net of income taxes .........        (1,385,000)        (3,128,000)           (53,000)
Loss on disposal of discontinued operations, net of income taxes       (12,245,000)              --                 --
Extraordinary loss, net of income taxes ........................              --                 --             (172,000)
                                                                      ------------       ------------       ------------

Net income (loss) ..............................................      $(10,986,000)      $   (673,000)      $  3,789,000
                                                                      ============       ============       ============

Income from continuing operations before extraordinary loss per
   common share ................................................      $       0.26       $       0.25       $       0.42
Discontinued operations ........................................             (1.35)             (0.32)              --
Extraordinary loss .............................................              --                 --                (0.02)
                                                                      ------------       ------------       ------------

Net income (loss) per common share .............................      $      (1.09)      $      (0.07)      $       0.40
                                                                      ============       ============       ============
Weighted average common and common
   equivalent shares outstanding ...............................        10,076,000          9,875,000          9,481,000
                                                                      ============       ============       ============



    The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                      Retained
                                                      Common Stock        Additional  Cumulative      Earnings
                                                 -----------------------    Paid-in   Translation   (Accumulated
                                                   Shares      Amount       Capital    Adjustment      Deficit)      Total
                                                 ---------- ------------ ------------ ------------  ------------  ------------
Balance at March 31, 1994 ....................    7,794,647       40,000    1,058,000         --       1,464,000     2,562,000

Reclassification of retained earnings on
   conversion of certain subsidiaries from
   S corporations to C corporations ..........         --           --      2,685,000         --      (2,685,000)         --
Issuance of Common Stock for cash ............    1,437,500       14,000    8,046,000         --            --       8,060,000
Issuance of Common Stock for license .........      223,600        2,000    1,675,000         --            --       1,677,000
Issuance of Common Stock in exchange
   for retirement of debt ....................      249,626        2,000    1,668,000         --            --       1,670,000
Issuance of Common Stock on exercise
   of options ................................       13,502         --         21,000         --            --          21,000
Cumulative translation adjustment ............         --           --           --        439,000          --         439,000
Distributions to S Corporation stockholders ..         --           --           --           --        (358,000)     (358,000)
Adjustment for acquisition of a gallery from a
   related party (Note 2) ....................         --           --           --           --         173,000       173,000
Net income ...................................         --           --           --           --       3,789,000     3,789,000
                                                 ---------- ------------ ------------ ------------  ------------  ------------
Balance at March 31, 1995 ....................    9,718,875       58,000   15,153,000      439,000     2,383,000    18,033,000

Adjustment for acquisition of a gallery from a
   related party (Note 2) ....................         --           --           --           --      (1,530,000)   (1,530,000)
Issuance of warrants to noteholders ..........         --           --        570,000         --            --         570,000
Issuance of Common Stock on exercise
   of options ................................          527         --          2,000         --            --           2,000
Issuance of Common Stock on exercise
   of warrants ...............................      147,630         --           --           --            --            --
Cumulative translation adjustment ............         --           --           --       (275,000)         --        (275,000)
Distributions to S Corporation stockholders ..         --           --           --           --        (549,000)     (549,000)
Net loss .....................................         --           --           --           --        (673,000)     (673,000)
                                                 ---------- ------------ ------------ ------------  ------------  ------------
Balance at March 31, 1996 ....................    9,867,032       58,000   15,725,000      164,000      (369,000)   15,578,000

Issuance of warrants to noteholders ..........         --           --      1,424,000         --            --       1,424,000
Issuance of Common Stock to noteholders for
   cash ......................................      748,693        7,000         --           --            --           7,000
Issuance of Common Stock on exercise
   of warrants ...............................      400,000        4,000         --           --            --           4,000
Issuance of Common Stock on exercise
   of options ................................        9,802         --         27,000         --            --          27,000
Cumulative translation adjustment ............         --           --           --       (164,000)         --        (164,000)
Net loss .....................................         --           --           --           --     (10,986,000)  (10,986,000)
                                                 ---------- ------------ ------------ ------------  ------------  ------------
Balance at March 31, 1997 ....................   11,025,527 $     69,000 $ 17,176,000 $       --    $(11,355,000) $  5,890,000
                                                 ========== ============ ============ ============  ============  ============




    The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended March 31,
                                                                  ----------------------------------------------
                                                                      1997             1996             1995
                                                                  ------------     ------------     ------------
Cash flows from operating activities:
  Net income (loss) ..........................................    $(10,986,000)    $   (673,000)    $  3,789,000
  Adjustments to reconcile net income to net cash provided by
   (used in) continuing operating activities:
  Losses from discontinued operations ........................      13,630,000        3,128,000           53,000
  Depreciation ...............................................         951,000          530,000          326,000
  Amortization of intangibles ................................         459,000          126,000          292,000
  Deferred income taxes ......................................        (522,000)          82,000         (469,000)
  Extraordinary write-off of debt discount ...................            --               --            172,000
  Provision for returns and allowances .......................         827,000          391,000          248,000
  Provision for losses on accounts receivable ................         844,000         (229,000)         171,000
  Changes in assets and liabilities net of effects from
    acquisition of companies:
    Accounts receivable ......................................        (803,000)      (2,744,000)      (3,003,000)
    Receivables from related parties .........................            --            143,000         (263,000)
    Inventories ..............................................        (215,000)        (555,000)      (2,083,000)
    Prepaid expenses and other current assets ................      (1,048,000)         767,000         (692,000)
    Income taxes refundable ..................................      (2,002,000)            --               --
    Other assets .............................................        (127,000)         (63,000)         (30,000)
    Accounts payable .........................................        (487,000)        (189,000)         554,000
    Payables to related parties ..............................            --         (1,069,000)        (106,000)
    Commissions payable ......................................         216,000         (593,000)        (112,000)
    Income taxes payable .....................................            --           (695,000)         828,000
    Accrued royalties ........................................         690,000          345,000             --
    Accrued expenses .........................................        (642,000)         910,000          821,000
                                                                  ------------     ------------     ------------
Net cash provided by (used in) continuing operating activities         785,000         (388,000)         496,000
Net cash provided by (used in) discontinued operations .......       2,398,000       (6,473,000)      (2,091,000)
                                                                  ------------     ------------     ------------
Net cash provided by (used in) operations ....................       3,183,000       (6,861,000)      (1,595,000)
                                                                  ------------     ------------     ------------

Cash flows from investing activities:
  Acquisition of property and equipment ......................        (719,000)        (468,000)        (927,000)
  Proceeds from disposals of property and equipment ..........            --            104,000             --
                                                                  ------------     ------------     ------------
Net cash used in investing activities ........................        (719,000)        (364,000)        (927,000)
                                                                  ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from (repayment of) line of credit ................      (1,135,000)       1,817,000           23,000
  Proceeds from (repayment of) notes payable .................        (700,000)       5,427,000         (968,000)
  Repayment of notes payable to related parties ..............            --            (58,000)        (450,000)
  Repayment of lease liabilities .............................        (675,000)        (602,000)        (152,000)
  Proceeds from issuance of  Common Stock, net ...............          38,000             --          8,345,000
  Payment of accrued license fees ............................            --               --         (1,323,000)
  Payments of distributions to S Corporation  stockholders ...            --           (529,000)      (2,248,000)
                                                                  ------------     ------------     ------------
Net cash provided by (used in) financing activities ..........      (2,472,000)       6,055,000        3,227,000
                                                                  ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents .........          (8,000)      (1,170,000)         705,000
Cash and cash equivalents at beginning of year ...............         382,000        1,552,000          847,000
                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of year .....................    $    374,000     $    382,000     $  1,552,000
                                                                  ============     ============     ============

Supplemental cash flow disclosures:
  Income taxes paid ..........................................    $    128,000     $  1,597,000     $  1,037,000
  Interest paid ..............................................       1,816,000        1,151,000        1,172,000
  Noncash investing activities (Note 10)



    The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

   The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of Media Arts Group, Inc. ("MAGI") (incorporated in Delaware on April 28, 1993), its wholly owned subsidiary Thomas Kinkade Stores, Inc. ("TK Stores") (incorporated in California on May 1, 1990) and its majority owned subsidiary John Hine Limited (a United Kingdom corporation) from the date of acquisition (Note 2). The Company disposed of John Hine Limited during the year ended March 31, 1997 (Note 3). The Company markets and distributes fine quality gift and collectible art work and other art memorabilia primarily in the United States.

   Through March 31, 1994, the Company's business was principally operated through Lightpost Publishing, Inc. (a wholly owned subsidiary which was merged into MAGI in March 1997) and John Hine Limited and to a minor degree through TK Stores. In order to organize the Company for future growth, on April 1, 1994, all outstanding shares of Common Stock of Lightpost Publishing, Inc. and TK Stores were exchanged for 6,970,250 shares of Common Stock of MAGI. The Company accounted for this transaction in a manner similar to a pooling of interests due to the companies being under common control. In May 1994, the Company effected a 1.054-for-1 stock split. All share and per share amounts have been adjusted to retroactively reflect these transactions.

PRINCIPLES OF COMBINATION AND CONSOLIDATION

   All intercompany transactions and accounts have been eliminated.

MANAGEMENT ESTIMATES

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

   Revenue from product sales is recognized upon shipment. Reserves for estimated future returns, exchanges and credits for marketing and other sales incentives are provided upon shipment.

CASH AND CASH EQUIVALENTS

   Cash equivalents consist of highly liquid investments purchased with a maturity from the date of purchase of three months or less.

CONCENTRATION OF CREDIT AND FOREIGN CURRENCY RISKS

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company offers credit terms on the sale of its products to distributors and retail dealers who operate primarily in the collectible art industry in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

INVENTORIES

   Inventories are recorded at the lower of cost or market; cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

   Property and equipment is recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

     Machinery and equipment..........................  5 years
     Furniture and fixtures...........................  7 years
     Leasehold improvements...........................  7 years or life of lease
     Computer equipment...............................  5 years
     Automobiles......................................  4 or 5 years

LONG-LIVED ASSETS

   On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of this statement has no effect on the Company's financial position or results of operations.

INCOME TAXES

   The Company accounts for income taxes using the asset and liability approach which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. A valuation allowance is established for any deferred assets for which realization is uncertain.

STOCK-BASED COMPENSATION

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

FOREIGN CURRENCY TRANSLATION

   The functional currency of John Hine Limited is the local currency. Accordingly, all assets and liabilities for this operation are translated at the current exchange rate at the end of each operating period and revenue and expenses are translated at average exchange rates in effect during the period. The gains and losses from foreign currency translation of this subsidiary's financial statements are recorded directly into a separate component of stockholders' equity.

NET INCOME (LOSS) PER SHARE

   Net income per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares outstanding. Common Stock equivalents include shares from the exercise of stock options and warrants (using the treasury stock method).

PRESENTATION

   Certain prior year amounts have been reclassified to conform to fiscal 1997 presentation.

NOTE 2 - ACQUISITIONS:

   In December 1993, the Company acquired 51% of the outstanding stock of John Hine Limited in exchange for consideration aggregating $7,426,000. In August 1994, the Company acquired an additional 46% of the outstanding stock of John Hine Limited in exchange for consideration of $6,370,000. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. Total consideration for these acquisitions consisted of:

       Notes and convertible notes ........    $ 4,129,000
       Cash ...............................      7,468,000
       Common stock (223,600 shares) ......      1,677,000
       Expenses of the transaction ........        522,000
                                               -----------
       Total purchase price ...............    $13,796,000
                                               ===========
     The assets acquired consisted of:

       Current assets .....................    $ 8,999,000
       Property and equipment .............      2,775,000
       Goodwill ...........................      5,980,000
       Other assets .......................      4,566,000
       Minority interest ..................      2,245,000
                                               -----------
                                                24,565,000
                                               ===========
     The liabilities assumed consisted of:

       Current liabilities ................      5,950,000
       Long-term debt, less current portion      1,555,000
       Other liabilities ..................        770,000
       Minority interest ..................      2,494,000
                                               -----------
                                                10,769,000
                                               -----------
       Net assets acquired ................    $13,796,000
                                               ===========

   On September 27, 1996, the Company decided to dispose of John Hine Limited, and accordingly the results of John Hine Limited have been accounted for as a discontinued operation (Note 4).

   The convertible notes outstanding at March 31, 1997 aggregate $1,555,000 and are payable on demand. The notes bear interest at 5% above LIBOR (11.1% as of March 31, 1997) and are payable in cash or, at the noteholder's option, convertible into shares of Common Stock at $7.25 per share.

    Effective June 1, 1995, the Company acquired a gallery located in San Jose, California, owned and operated by the spouse of a founder (the "Valley Fair Gallery"). Consideration for this acquisition consisted of cash of $31,000, an 8% promissory note in the amount of $299,000 which was repaid in July 1996 and an 8% convertible note in the amount of $1,200,000 due in October 2002. The convertible note is convertible into Common Stock of the Company at a conversion price of $7.25 per share (as adjusted in accordance with the terms of the convertible note).

    The Company has accounted for this transaction in a manner similar to a pooling of interests due to the Company and the Valley Fair Gallery being under common control. Accordingly, the results of the Valley Fair Gallery are included in the consolidated statement of operations commencing from April 1, 1995. The results of the Valley Fair Gallery prior to April 1, 1995 were not significant and have been recorded as an adjustment to the Company's consolidated retained earnings as of March 31, 1995. The consideration paid for the acquisition in excess of net assets acquired recorded on an historical basis of $1,530,000 has been recorded as a reduction of retained earnings.

    Effective March 31, 1996, the Company acquired six galleries ("the Monterey Galleries") located in Monterey and Carmel, California. Consideration for this acquisition consisted of 444,483 shares of Common Stock of MAGI. The Company has accounted for this transaction as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of the Monterey Galleries for all periods presented.

    Adjustments have been made to eliminate the impact of sales by the Company to the Valley Fair Gallery and the Monterey Galleries, as well as the related profit in inventory. Combined and separate results of the Company and the Monterey Galleries for the periods preceding the acquisition are as follows:

                                                                      Monterey
                                                       Company        Galleries      Adjustments        Combined
                                                    ------------     ------------    ------------     ------------
Year ended March 31, 1995
   Net sales ....................................   $ 31,872,000     $  3,398,000    $ (1,785,000)    $ 33,485,000
   Income from continuing operations before
     extraordinary items ........................      3,894,000          377,000        (257,000)       4,014,000
   Net income ...................................      3,669,000          377,000        (257,000)       3,789,000
   Distributions to S Corporation stockholders ..           --            358,000            --            358,000

Year ended March 31, 1996
   Net sales ....................................     37,095,000        4,594,000      (1,937,000)      39,752,000
   Income from continuing operations before
     extraordinary items ........................      2,165,000          345,000         (55,000)       2,455,000
   Net income (loss) ............................       (963,000)         345,000         (55,000)        (673,000)
   Distributions to S Corporation stockholders...   $       --       $    549,000    $       --       $    549,000

NOTE 3 - DISCONTINUED OPERATIONS

   On January 10, 1994, the Company adopted a plan to dispose of the assets and operations of TK Stores which consisted of seven art galleries. The anticipated disposal was accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of TK Stores were segregated and reported as discontinued operations. As the Company expected to realize a net gain from the sale of the galleries all losses incurred by TK Stores subsequent to January 10, 1994, were deferred until the anticipated sale of the galleries.

   On December 16, 1994, the Company decided to retain the assets and operations of TK Stores as the Company had not received any purchase offers that met criteria established in the formal plan of disposal and accordingly the Company ceased accounting for TK Stores as a discontinued operation. Deferred losses of TK Stores at March 31, 1994, of $211,000 have been recognized in the year ended March 31, 1995.

   On September 27, 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom company which was acquired in December 1993 and which manufactures and distributes collectible miniature cottages and similar products. On November 11, 1996, a Receiver was appointed by Natwest, John Hine Limited's lender in the United Kingdom. The Receiver ceased operations of John Hine Limited on December 31, 1996, and a Liquidator was appointed on February 7, 1997 to dispose of the remaining assets of John Hine Limited. The disposal has been accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of John Hine Limited have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. Prior year financial statements have been restated to reflect the discontinuance of the John Hine Limited operations. The net assets of the discontinued operations at March 31, 1997 consist primarily of accounts receivable and inventory related to United States operations, and at March 31, 1996 also include goodwill, licenses and customer lists aggregating $8,389,000 together with the assets and liabilities of the United Kingdom operation.

Operating results of discontinued operations are summarized as follows (in thousands):

                                                                  Year ended March 31,
                                                      ----------------------------------------------
                                                          1997             1996             1995
                                                      ------------     ------------     ------------
Net sales of discontinued operations .............    $  6,778,000     $ 14,249,000     $ 20,900,000
                                                      ============     ============     ============

Loss from discontinued operations before
  income taxes ...................................      (2,253,000)      (5,008,000)        (142,000)
Benefit from income tax reduction ................         868,000        1,880,000           89,000
                                                      ------------     ------------     ------------
Loss from discontinued operations ................      (1,385,000)      (3,128,000)         (53,000)
                                                      ============     ============     ============

Loss on disposal of discontinued operations before
  income taxes ...................................     (14,664,000)            --               --
Benefit from income tax reduction ................       2,419,000             --               --
                                                      ------------     ------------     ------------
Loss on disposal of discontinued operations ......    $(12,245,000)    $       --       $       --
                                                      ============     ============     ============

   The income tax benefit attributable to discontinued operations differs from the federal statutory rate due principally to state income taxes for all years presented, and to net operating loss carryforwards not currently recognized for the year ended March 31 1997.


NOTE 4 - RELATED PARTY TRANSACTIONS:

   Certain original art works used for reproductions by the Company have been supplied by a founder of the Company and remain the property of the founder. Royalties paid to the founder for sales of reproductions of the founder's art works by the Company aggregated $1,159,000, $808,000, and $320,000 for the years ended March 31, 1997, 1996 and 1995.

   The Company recognized revenues of $670,000 from the sale of prints to a gallery owned and operated by a spouse of a founder (the "Valley Fair Gallery") for the year ended March 31, 1995. The Company acquired the Valley Fair Gallery in July 1995 (Note 2).

   In March 1996, the Company acquired six galleries in Monterey and Carmel, California. The owner of those galleries became a vice president of the Company, and retained ownership of a gallery in Catalina.

   Expenses of the acquisition of John Hine Limited include $326,000 which the Company agreed to pay to certain minority stockholders of the Company for services rendered in connection with that acquisition (Note 2).


NOTE 5 - DETAILS OF BALANCE SHEET COMPONENTS

                                                       March 31,
                                               --------------------------
                                                  1997            1996
                                               ----------      ----------
Inventories:
   Raw materials ........................      $  843,000      $  863,000
   Work in process ......................          12,000          44,000
   Finished goods .......................       4,560,000       4,099,000
                                               ----------      ----------
                                               $5,415,000      $5,006,000
                                               ==========      ==========

                                               March 31,
                                       --------------------------
                                          1997           1996
                                       ----------      ----------
Property and equipment:
   Machinery and equipment ......      $  266,000      $  186,000
   Furniture and fixtures .......       1,124,000       1,101,000
   Leasehold improvements .......       1,666,000       1,402,000
   Computer hardware and software       2,722,000       2,384,000
   Automobiles ..................          93,000          79,000
                                       ----------      ----------
                                        5,871,000       5,152,000
   Less accumulated depreciation        2,309,000       1,358,000
                                       ----------      ----------
                                       $3,562,000      $3,794,000
                                       ----------      ==========

   Automobiles, machinery and equipment and computer hardware and software acquired under capital leases aggregated $1,845,000 at March 31, 1997 and 1996. Accumulated amortization at March 31, 1997 and 1996 aggregated $579,000 and $224,000, respectively.


NOTE 6 - DEBT:

Long-term debt:

                                                          March 31,
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------
   Secured notes, net of unamortized debt
     discount at March 31, 1997 and 1996 of
     $2,843,000 and $1,609,000, respectively      $4,557,000      $6,391,000
   Convertible notes .......................       1,555,000       1,482,000
   Capital leases (Note 7) .................         559,000       1,123,000
                                                  ----------      ----------
                                                   6,671,000       8,996,000
   Less current portion ....................       2,062,000       2,068,000
                                                  ----------      ----------
                                                  $4,609,000      $6,928,000
                                                  ==========      ==========

   On February 21, 1997, the Company entered into a two year financing agreement with a bank for the provision of an $8,000,000 line of credit ("the Senior Debt"). The financing agreement also provided a facility for the provision of up to $2,000,000 in support of trade letters of credit. The total amount available under the line, based on the Company's eligible accounts receivable and inventory, was $6,180,000 at March 31, 1997. Borrowings under the line bear interest at the bank's prime rate plus 1 percent (9.25 percent at March 31, 1997). Interest payments are due monthly and the principal is due in February, 1999. Outstanding borrowings under the line of credit aggregated $2,655,000 at March 31, 1997. Borrowings under previous lines of credit aggregated $4,375,000 at March 31, 1996.

   In conjunction with the acquisition of John Hine Limited, the Company borrowed $2,225,000 in December 1993 from investors (the "Investors") in exchange for unsecured notes (the "Investor Notes") with an interest rate of 18 percent per annum. In consideration for accepting the Investor Notes the Company sold to the Investors, for total consideration of $4,000, warrants to purchase 164,239 shares of the Company's Common Stock at $0.68 per share. A portion of the proceeds of the Investor Notes attributable to the warrants was accounted for as additional paid-in capital and debt discount in the amount of $658,000. Debt discount was amortized over the anticipated term of the related notes (13 months) using the interest method. Amortization of the debt discount aggregated $154,000 for the year ended March 31, 1995.

   In conjunction with the Company's initial public offering in August 1994, the Company exchanged $1,670,000 of the Investor Notes for 249,626 shares of Common Stock and warrants to purchase approximately 299,000 shares of Common Stock at $7.50 per share, and exchanged the balance of the Investor Notes for cash of $555,000. The Company also agreed to waive the exercise price of 147,630 shares under the warrants previously issued to the Investors. The extinguishment of the Investor Notes prior to their scheduled maturity date resulted in the recognition of an extraordinary loss of $172,000 (net of income tax benefit of $96,000) attributable to the write-off of unamortized debt discount and prepaid interest.

   On July 25, 1995 the Company issued a $3,000,000 12.5% convertible redeemable note (the "Convertible Note"), a $4,000,000 12.375% promissory note and a $1,000,000 12.375% promissory note (together the "Notes") and a warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.9375 (the "Warrant") to an investor in exchange for cash of $8,000,000 (the "Subordinated Debt"). The Convertible Note was convertible into Common Stock of the Company at a conversion price of $6.25 per share (as adjusted in accordance with the terms of the Convertible Note).

   On March 12, 1996, the Company changed the interest rate on the Subordinated Debt to 13.5 percent and changed the per share exercise price of the Warrant to $2.00 in exchange for modification of certain financial covenants. The Company also amended the conversion price of the Convertible Note such that $960,000 was convertible at $2.00 per share and $810,000 was convertible at $3.00 per share with the balance of $1,230,000 having no right of conversion.

   On February 21, 1997, in conjunction with entering into the Senior Debt agreement, the Company changed the terms and covenants of the Subordinated Debt and exchanged the Notes and the Warrant for a $7,400,000 13.5% promissory note (the "New Note"), $592,500 of cash and 1,148,693 shares of Common Stock.

   The Senior Debt and the Subordinated Debt are secured by substantially all of the assets of the Company.

   The Notes are repayable at 102 percent of their principal in the event of a Change in Management or Control of the Company (as defined under the terms of the Notes), including any event or transaction whereby (i) Thomas Kinkade (Art Director) and Ken Raasch (Chairman and Chief Executive Officer) cease to collectively beneficially own more than 35 percent of the voting power of the Company, (ii) any person or group acquires beneficial ownership of voting power of the Company greater than the collective beneficial ownership of Thomas Kinkade and Ken Raasch or (iii) Ken Raasch ceases to remain in the office of Chairman and Chief Executive Officer.

   Debt issuance costs related to the issuance of the Notes and the New Note aggregated approximately $3,420,000 (including $2,005,000 attributable to the Warrants and Common Stock issued in conjunction with the Notes and New Note) and are being amortized over the term of the Notes using the interest method. Interest on the New Note is due monthly, and principal payments are due from December 1998 through September 2002.

   The aggregate maturities for long-term debt, including convertible notes due to related parties, and capital lease obligations outstanding at March 31, 1997 are as follows:

             Year
             ----
             1998 ......................................      $  4,045,000
             1999 ......................................           552,000
             2000 ......................................         1,067,000
             2001 ......................................         2,200,000
             2002 ......................................         2,850,000
                                                              ------------
                                                                10,714,000
             Unamortized debt discount at March 31, 1997        (2,843,000)
                                                              ------------
                                                              $  7,871,000
                                                              ============

   The Senior Debt and the Subordinated Debt prohibit the payment of cash dividends and require the maintenance of various financial covenants. Without the prior consent of the lenders, the Company is also prohibited from incurring debt and lease commitments in excess of specified amounts or entering into acquisitions, sales of business, merger or joint venture agreements in excess of certain amounts.

NOTE 7 - COMMITMENTS:

   The Company has certain noncancellable operating leases for facilities and equipment and noncancellable capital leases for machinery and equipment and automobiles. Future minimum lease commitments under noncancellable leases as of March 31, 1997 are as follows:

             Year                                                 Capital        Operating
             ----                                                ----------      ----------
             1998 .........................................      $  528,000      $1,577,000
             1999 .........................................          57,000       1,496,000
             2000 .........................................          18,000       1,236,000
             2001 .........................................            --           970,000
             2002 .........................................            --           533,000
             Thereafter ...................................            --           410,000
                                                                 ----------      ----------
             Total minimum lease payments .................         603,000      $6,222,000
                                                                                 ==========
             Less amounts representing interest ...........          44,000
                                                                 ----------
             Present value of future minimum lease payments         559,000
             Less amounts due within one year .............         507,000
                                                                 ----------
                                                                 $   52,000
                                                                 ==========

   Rent expense under operating leases was $2,006,000, $1,714,000 and $2,014,000 for the years ended March 31, 1997, 1996 and 1995, respectively. TK Stores maintains leases for certain art galleries which stipulate that additional rent will be payable if the revenues of those galleries exceed a certain amount.

   Certain officers and stockholders have entered into employment agreements with the Company ranging from three to five years. Compensation payable under the agreements excluding performance bonuses, aggregates $460,000 and $345,000 for the years ending March 31, 1998 and 1999, respectively. Each of the agreements provides for the officer to receive all salary and bonus payments that would have been payable to him under the agreement for a period of three to five years after a change in control of the Company which provides "Good Reason" for the officer to terminate his employment. "Good Reason" is defined in the agreements to include the assignment to the officer of duties inconsistent with his senior executive status, a reduction in his base salary, a relocation of the officer or the Company's principal office and the termination of any compensation or other employee benefit plans in which he was eligible to participate.

   The Company has entered into various licensing agreements which stipulate certain minimum royalty amounts. The minimum payments due for royalties aggregate $212,000 and $369,000 for the years ending March 31, 1998 and 1999, respectively, $60,000 for the years ending March 31, 2000, 2001 and 2002, and $155,000 thereafter.


NOTE 8 - COMMON STOCK:

   On August 10, 1994 and September 9, 1994, the Company issued an aggregate of 1,437,500 shares of Common Stock at a price of $7.25 per share in an underwritten public offering and received proceeds of $8,060,000 (net of underwriting and offering costs of $2,362,000). The principal purpose of the offering was to obtain additional working capital, to repay certain indebtedness, to purchase an additional 46% interest in John Hine Limited and to pay an S corporation distribution to the Company's existing shareholders. In conjunction with the offering, the Company issued 223,600 shares of Common Stock to an artist in consideration for entering into a license agreement with John Hine Limited (Note 2).

   In conjunction with the acquisition of John Hine Limited the Company sold to certain noteholders (the "Investors"), at a price of $0.03 per warrant, warrants to purchase 164,239 shares of the Company's Common Stock at $0.68 per share (Note 6). The warrants are transferable and are exercisable through December 31, 1998, except that if the closing price of the Company's Common Stock equals or exceeds $10.50 for a period of 20 consecutive trading days, the Company has the right to accelerate the exercise date of the warrants to 60 days from the exercise of that right.

   In conjunction with the initial public offering in August 1994, the Company extinguished debt aggregating $1,670,000 by issuing to the Investors 249,626 shares of Common Stock and warrants to purchase approximately 299,000 shares of Common Stock at $7.50 per share. The Company also agreed to pay the $0.68 exercise price of 147,630 shares of the warrants previously issued to the Investors. In fiscal 1996, 147,630 shares of the Company's Common Stock were issued upon exercise of those warrants. The remaining warrants are exercisable through August 10, 2004.

   Effective March 31, 1996, the Company acquired six galleries in Monterey and Carmel, California, in exchange for 444,483 shares of the Company's Common Stock.

   On February 21, 1997, the Company issued 1,148,693 shares of Common Stock to the holders of the Subordinated Debt (Note 6).

   In February 1994, the Company adopted the Employee Stock Option Plan (the "Employee Plan") and the Stock Option Plan for Outside Directors (the "Directors Plan") under which 924,863 shares and 50,000 shares, respectively, of Common Stock are reserved for issuance to employees and outside directors.

   Options granted under the Employee Plan may be either incentive stock options or non-qualified stock options. The exercise price of options granted under the Employee Plan may not be less than the fair market value of the shares of the Company's Common Stock on the date of grant. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date of grant and the maximum term of such options may not exceed five years.

   Incentive stock options generally expire on the earlier of three months after termination of employment, or ten years after date of grant. Non-qualified stock options generally expire on the earlier of six months after termination of employment, or ten years after date of grant.

   Under the terms of the Directors Plan the Company's two outside directors at the date of adoption of the Directors Plan were each granted options to purchase 7,909 shares. Outside directors subsequently appointed are entitled to receive an option to purchase 5,000 shares of Common Stock. Outside directors are entitled to receive an option to purchase 1,500 shares of Common Stock after each year of service as an outside director. All such options vest immediately and generally expire three months after termination of office, or 10 years after date of grant.

   The following table summarizes option activities:

                                                                Options Outstanding
                                                            ---------------------------     Weighted
                                             Options                        Exercise         Average
                                            Available                         Price          Exercise
                                            for Grant        Shares         Per Share         Price
                                            ---------       -------       -------------      --------
             Balance at March 31, 1994       609,045        240,955       $2.37 - $7.11      $   2.71
             Granted .................      (434,950)       434,950         3.00 - 8.13          7.05
             Exercised ...............          --          (13,502)               2.50          2.50
                                            --------        -------
             Balance at March 31, 1995       174,095        662,403         2.37 - 8.13          5.56
             Reserved ................       250,000           --                                --
             Granted .................       (37,000)        37,000         2.75 - 6.38          5.82
             Exercised ...............          --             (527)               2.37          2.37
             Expired .................        15,005        (15,005)        2.37 - 7.11          4.15
                                            --------        -------
             Balance at March 31, 1996       402,100        683,871         2.37 - 8.13          5.55
             Granted .................      (152,000)       152,000         1.31 - 4.93          3.07
             Exercised ...............          --           (9,802)        1.31 - 3.00          2.74
             Expired .................       118,878       (118,904)        2.37 - 8.13          3.29
                                            --------        -------

             Balance at March 31, 1996       368,978        707,165         1.31 - 8.13          3.19
                                            ========        =======

   On August 21, 1996, the Company canceled 395,450 options with exercise prices between $5.50 and $7.25 (a weighted average exercise price of $7.02) and reissued those options with an exercise price of $3.00. As of March 31, 1997 and 1996, options to purchase 510,727 and 510,827 shares, respectively, of Common Stock were fully vested.

   The following table summarizes information regarding stock options outstanding at March 31, 1997:

                                            Options Outstanding                    Options Exercisable
                                ------------------------------------------ ---------------------------------
                                                 Weighted
                                   Number         Average                      Number            Weighted
                Range of        Outstanding      Remaining     Weighted     Exercisable          Average
                Exercise        at March 31,    Contractual     Average     at March 31,         Exercise
                 Prices             1997        Life (years) Exercise Price    1997                Price
             -------------      -----------     ------------ -------------- ------------      --------------

             $1.31 - $2.75        341,341           6.9         $ 2.35         238,677             $ 2.37
              3.00 -  4.00        287,483           6.6           3.08         204,450               3.01
              4.93 -  8.13         78,341           7.2           6.91          67,600               7.02
                                  -------                                      -------
                                  707,165           6.8           3.15         510,727               3.24
                                  =======                                      =======

   The Company applies the provisions of APB No. 25 and related Interpretations in accounting for compensation expense under the Company's option plans. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                                        Year ended March 31,
                                                                 ----------------------------------
                                                                      1997                 1996
                                                                 --------------       -------------
Income from continuing operations before extraordinary loss
   As reported ............................................      $    2,644,000       $   2,455,000
   Pro forma ..............................................           2,387,000           2,422,000

Net loss
   As reported ............................................         (10,986,000)           (673,000)
   Pro forma ..............................................         (11,243,000)           (706,000)

Income from continuing operations before extraordinary loss
  per share
   As reported ............................................                0.26                0.25
   Pro forma ..............................................                0.22                0.22

Net loss per share
   As reported ............................................               (1.09)              (0.07)
   Pro forma ..............................................               (1.03)              (0.07)

   The fair value of the shares granted under the Company's option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of four years; expected volatility of 75%; and a risk-free interest rate of 6.0% and 6.4% for the years ended March 31, 1996 and 1997, respectively. The pro forma amounts reflect compensation expense related to stock options granted during the years ended March 31, 1996 and 1997 only. In future years, the annual compensation expense computed in accordance with SFAS No. 123 will increase relative to the fair value of stock options granted in those years.

NOTE 9 - INCOME TAXES:

The provision for income taxes consists of the following:

                                                                         Year ended March 31,
                                                           -----------------------------------------------
                                                              1997               1996              1995
                                                           -----------       -----------       -----------
Current:
     Federal ........................................      $ 1,975,000       $ 1,195,000       $   499,000
     State ..........................................          315,000           326,000         1,483,000
                                                           -----------       -----------       -----------
                                                             2,290,000         1,521,000         1,982,000
                                                           -----------       -----------       -----------

Deferred:
     Federal ........................................         (467,000)           82,000          (147,000)
     State ..........................................          (55,000)             --            (322,000)
                                                           -----------       -----------       -----------
                                                              (522,000)           82,000          (469,000)
                                                           -----------       -----------       -----------

                                                           $ 1,768,000       $ 1,603,000       $ 1,513,000
                                                           ===========       ===========       ===========

   A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

                                                                  Year ended March 31,
                                                               -------------------------
                                                               1997      1996       1995
                                                               ----      ----       ----
     Federal statutory income tax rate ..................       34%       34%        34%
     S corporation income not subject to
       federal income taxes .............................      --         (2)        (1)
     State income taxes .................................        3         5          6
     Recognition of deferred tax benefit on conversion of
       certain subsidiaries from S corporations to
       C corporations ...................................      --        --         (11)
     Other ..............................................        3         2         (1)
                                                               ---       ---        ---
                                                                40%       39%        27%
                                                               ===       ===        ===

   Deferred income tax assets consisted of :

                                                                      March 31,
                                                             --------------------------
                                                                1997            1996
                                                             ----------      ----------
     Allowances for sales returns and doubtful accounts      $1,051,000      $  607,000
     Inventory reserves ...............................         235,000         261,000
     State income taxes ...............................          48,000          27,000
     Other ............................................         247,000         164,000
                                                             ----------      ----------
       Net deferred income tax assets .................      $1,581,000      $1,059,000
                                                             ==========      ==========

   Net deferred tax assets aggregating $638,000 and an income tax benefit in an equal amount were recorded in the financial statements of the Company on April 1, 1994, when Lightpost and TK Stores ceased to be treated as S corporations. Gross deferred income tax assets at March 31, 1997 and 1996, also relate to John Hine Limited and its U.S. subsidiary, John Hine Studios, Inc.. Goodwill arising from the acquisition of John Hine Limited was reduced by $749,000 during the year ended March 31, 1995 to reflect the recognition of a reduction in the valuation allowance for deferred tax assets acquired as part of the acquisition of John Hine Limited for which a full valuation allowance was provided at the time of acquisition.

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES:

   On February 21, 1997, the Company refinanced its Senior Debt and renegotiated the terms of its Senior Subordinated Debt. In conjunction with the refinancing and renegotiation of that debt the Company issued 1,148,693 shares of Common Stock to the Senior Subordinated Lender in exchange for $11,000 of cash (Note
6).

   The Company acquired the Valley Fair Gallery effective June 1, 1996 in exchange for cash of $31,000 and notes aggregating $1,494,000. The Company acquired the Monterey Galleries effective March 31, 1996 in exchange for 444,483 shares of the Company's Common Stock.

   Asset acquisitions under capital leases aggregated $388,000 and $1,212,000 for the years ended March 31, 1996 and 1995, respectively, and were not significant for any other period presented.

   Consideration for the acquisition of 51% of John Hine Limited in December 1993 included notes aggregating $496,000 and accrued liabilities aggregating $1,480,000 (Note 2). Consideration for the acquisition of 46% of John Hine Limited in August 1994 included convertible notes aggregating $2,310,000 and 202,667 shares of Common Stock issued in conjunction with the Company's initial public offering (Note 2). The Company issued an additional 20,933 shares of Common Stock in conjunction with the offering to repay $157,000 of the accrued liabilities incurred for the acquisition of the 51% interest in John Hine Limited.

   In conjunction with the Company's initial public offering in August 1994, the Company exchanged $1,670,000 of notes for 249,626 shares of Common Stock and warrants to purchase approximately 299,000 shares of Common Stock at $7.50. The extinguishment of the notes prior to their scheduled maturity date resulted in the recognition of an extraordinary loss of $172,000 (net of income tax benefit of $96,000) attributable to the write-off of unamortized debt discount and prepaid interest.

   Goodwill arising from the acquisition of John Hine Limited was reduced by $749,000 during the year ended March 31, 1995 to reflect the recognition of a reduction in the valuation allowance for deferred tax assets acquired as part of the acquisition of John Hine Limited for which a full valuation allowance was provided at the time of acquisition.


NOTE 11 - LITIGATION:

        On February 13, 1993, a former officer and director and 3% stockholder of John Hine Limited, dismissed in February 1993, commenced litigation against John Hine Limited in the Queens Bench Division of the High Court of Justice seeking damages in excess of $750,000 for wrongfully, and in breach of contract, terminating his employment. Media Arts Group, Inc, was not a party to the proceedings. The Company is currently engaged in settlement negotiations with the former employee. Management believes that the resolution of this litigation will not have a material impact on the Company's financial position or results of operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Media Arts Group, Inc.
------------------------------
(Registrant)





/s/  Raymond A. Peterson
------------------------------
Raymond A. Peterson
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


Dated: June 20, 1997

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                    MEDIA ARTS GROUP, INC. AND SUBSIDIARIES
                                 (In thousands)


                                               BALANCE AT       CHARGED TO                       BALANCE
                                              BEGINNING OF      COSTS AND                        AT END
DESCRIPTION                                     PERIOD           EXPENSES       DEDUCTIONS      OF PERIOD
-----------                                   ------------      -----------     ----------      ---------
YEAR ENDED MARCH 31, 1995:
   Reserve for Returns and Allowances......        173             2,233          (1,985)          421
   Allowance for Doubtful Accounts.........        400               797            (626)          571

YEAR ENDED MARCH 31, 1996:
   Reserve for Returns and Allowances......        421             4,931          (4,540)          812
   Allowance for Doubtful Accounts.........        571               803          (1,032)          342

YEAR ENDED MARCH 31, 1997:
   Reserve for Returns and Allowances......        812             2,316          (1,489)        1,639
   Allowance for Doubtful Accounts.........        342             1,212            (368)        1,186


            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

The following exhibits are filed herewith:

 EXHIBIT
 NUMBER       EXHIBIT TITLE
 -------      -------------

  3.01(1)     Registrant's Amended and Restated Certificate of Incorporation.

  3.02(1)     Registrant's Bylaws.

 10.01(1,5)   Registrant's Employees Stock Option Plan.

 10.02(1,5)   Registrant's Stock Option Plan for Outside Directors.

 10.03(1,5)   Employment Agreement entered into between the Registrant and
              Kenneth E. Raasch dated as of January 1, 1994.

 10.04(1,5)   Employment Agreement entered into between the Registrant and
              Daniel P. Byrne dated as of January 1, 1994.

 10.05(1,5)   Employment Agreement entered into between the Registrant and
              Raymond A Peterson dated as of January 1, 1994.

 10.06(1,5)   Employment Agreement entered into between the Registrant and
              Thomas Kinkade dated as of January 1, 1994.

 10.07(1,5)   Employment Agreement Letter Agreement between John Hine Limited and John Hine dated as of January 14, 1994.

 10.08(4,5)   Employment Agreement entered into between Rick Barnett and Media
              Arts Group, Inc. dated as of March 31, 1996.

 10.09(4,5)   Employment Agreement entered into between Craig Fleming and Media
              Arts Group, Inc. dated as of October 31, 1996.

 10.10(1,5)   License Agreement entered into by the Registrant, Kenneth E.
              Raasch and Thomas Kinkade dated December 1, 1993.

 10.11(1,5)   Form of Royalty Agreement between Thomas Kinkade Stores, Inc. and
              Thomas Kinkade dated as of December 1, 1993.

 10.12(1)     Amended and Restated Management Agreement dated as of April 1,
              1994 (the "Management Agreement").

 10.13(1) Assignment of Certain Rights under Management Agreement entered into between Kenneth E. Raasch and the Registrant dated as of April 1, 1994.

 10.14(1)     Contribution Agreement between the Registrant and Kenneth E.
              Raasch, Thomas Kinkade, Dennis McCarthy and Robert Wallace dated as of April 1, 1994.

 10.15(1)     Sublease Agreement between Pillsbury, Madison & Sutro and The
              Lightpost Group dated as of June 15, 1993.

 10.16(1)     Lease Agreement between South Bay/Crip 3 and the Registrant dated
              February 17, 1994 and First Amendment to Lease dated as of April
              15, 1994.

 10.17(1)     Form of Registration Rights Agreement among the Registrant,
              Kenneth E. Raasch and Thomas Kinkade.

 10.18(2)     Securities Purchase Agreement dated July 7, 1995 and the First
              Amendment to the Securities Purchase Agreement dated March 12,
              1996, by and among Levine Leichtman Capital Partners, L.P., as
              Purchaser and Media Arts Group, Inc., Lightpost Publishing, Inc.,
              Thomas Kinkade Stores, Inc., MAGI Entertainment Products, Inc. and
              John Hine Studios, Inc., as Issuers.

 10.19(3)     Financing Agreement dated as of February 21, 1997 by and among CIT
              Group/Business Credit, Inc., and Media Arts Group, Inc., Thomas
              Kinkade Stores, Inc. and California Coast Galleries, Inc. and
              Credit Agreement dated as of February 21, 1997 by and among Levine
              Leichtman Capital Partners, L.P., Media Arts Group, Inc., MAGI
              Entertainment Products, Inc., California Coast Galleries, Inc. and
              MAGI Sales, Inc.

 11.01(4)     Computation of net income per share.

 21.01(4)     Subsidiaries of the Registrant.

 23.01(4)     Consent of Independent Accountants.

 24.01(4)     Power of Attorney (See page ).

 27.01(4)     Financial Data Schedule (EDGAR version only)

-----------------------
(1) Incorporated by reference from the Company's registration statement on Form S-1 (File No. 33-79744).

(2) Incorporated by reference from the Company's Form 8-K's dated July 26, 1996 and March 12, 1996.

(3)  Incorporated by reference from the Company's Form 8-K dated February 21,
     1997.

(4)  Filed herewith.

(5) These exhibits are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

    (b) The following financial statement schedules are filed herewith:
        Schedule VIII -- Valuation and Qualifying Accounts and Reserves