Form 10-Q
period 1997-06-30
MEDIA ARTS GROUP INC
filed 1997-08-11
CIK 924645

                     UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10-Q

                      (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                         OR

 /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 11,031,527 at July 31, 1997.


This report consists of 12 pages of which this page is number 1.

                MEDIA ARTS GROUP, INC.

                      FORM 10-Q

                        INDEX

                                                                      Page
                                                                    ---------
Part I:  Financial Information

      Item 1:  Financial Statements (unaudited)
            Condensed Consolidated Balance Sheet as
             of June 30, 1997 and March 31, 1997                         3

            Condensed Consolidated Statement of Operations for the
             Three Month Periods Ended June 30, 1997 and 1996            4

            Condensed Consolidated Statement of Cash Flows for the
             Three Month Periods Ended June 30, 1997 and 1996            5

            Notes to Unaudited Condensed Consolidated
             Financial Statements                                        6

      Item II:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

Part II:  Other Information

      Item 1:  Legal Proceedings                                         10

      Item 2:  Changes in Securities                                     10

      Item 3:  Defaults upon Senior Securities                           10

      Item 4:  Submission of Matters to a Vote of Security Holders       10

      Item 5:  Other Information                                         10

      Item 6:  Exhibits and Reports on Form 8-K                          10

             (a).  Exhibits                                              10

             (b).  Reports on Form 8-k                                   10

      Signatures                                                         11

                    MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS, UNAUDITED)

                                                    June 30,    March 31,
                                                      1997        1997
                                                    --------    ---------
ASSETS
Current assets:
  Cash and cash equivalent                          $  1,919    $     374
  Accounts receivable, net                             6,067        7,394
  Receivable from related parties                        114          114
  Inventories                                          5,630        5,415
  Net assets of discontinued operations                  300          890
  Prepaid expenses and other current assets            1,643        1,464
  Deferred income taxes                                  853        1,581
  Income taxes refundable                                698        2,002
                                                    --------    ---------
      Total current assets                            17,224       19,234
Property and equipment, net                            3,491        3,562
Other assets                                             265          265
                                                    --------    ---------
                                                    $ 20,980    $  23,061
                                                    ========    =========
Current liabilities:
  Accounts payable                                  $  1,709    $   2,065
  Commissions payable                                    576          403
  Accrued royalties                                    1,260        1,213
  Accrued expenses                                     3,472        2,964
  Borrowings under line of credit                         --        2,655
  Current portion long-term debt                       2,123        2,062
                                                    --------    ---------
Total current liabilities                              9,140       11,362
Long-term debt, less current portion                   3,406        4,609
Convertible notes                                      1,200        1,200
                                                    --------    ---------
    Total liabilities                                 13,746       17,171
                                                    --------    ---------

Stockholders' equity:
  Common stock                                            69           69
  Additional paid-in capital                          17,189       17,176
  Retained earnings (accumulated deficit)            (10,024)     (11,355)
                                                    --------    ---------
    Total shareholder's equity                         7,234        5,890
                                                    --------    ---------
                                                    $ 20,980    $  23,061
                                                    ========    =========





   See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                                      1997         1996
                                                    ---------    ---------
Net sales                                           $  13,189    $   8,723
Cost of sales                                           4,208        3,698
                                                    ---------    ---------
Gross profit                                            8,981        5,025
                                                    ---------    ---------
Operating expenses
  Marketing and selling                                 3,342        3,103
  General and Administrative                            2,794        2,272
                                                    ---------    ---------
            Total operating expenses                    6,136        5,375
                                                    ---------    ---------
Operating income (loss)                                 2,845         (350)
Interest expense                                         (688)        (515)
Exchange losses                                           (61)         (64)
                                                    ---------    ---------
Income (loss) before income taxes                       2,096         (929)
Provision (benefit) for income taxes                      765         (364)
                                                    ---------    ---------
Income (loss) from continuing operations                1,331         (565)
Loss from discontinued operations                          --         (791)
                                                    ---------    ---------
Net income (loss)                                   $   1,331    $  (1,356)
                                                    =========    =========
Income (loss) from continuing operations per
    common share                                    $    0.12    $   (0.06)
Loss from discounted operations                            --        (0.08)
                                                    ---------    ---------
Net shares (loss) per common share                  $    0.12    $   (0.14)
                                                    =========    =========
Weighted average common and common
  equivalent shares outstanding                        11,294        9,867
                                                    =========    =========












   See accompanying notes to condensed consolidated financial statements.

                           MEDIA ARTS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       (IN THOUSANDS, UNAUDITED)

                                                     Three Months Ended
                                                           June 30
                                                       1996        1997
                                                    ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                 $   1,331   $  (1,356)
  Adjustments to reconcile to net cash provided by
    (used in) continuing operating activities:
  Losses from discontinued operations                      --         791
  Depreciation                                            252         230
  Amortization of intangibles                             268          56
  Deferred income taxes                                   728        (531)
  Provision for returns and allowances                   (259)       (167)
  Provision for losses on accounts receivable              24         142
  Changes in assets and liabilities:
    Accounts receivable                                 1,562       1,717
    Receivables from related parties                       --          21
    Inventories                                          (215)       (348)
    Prepaid expenses and other current assets            (179)       (151)
    Other assets                                           --          (6)
    Accounts payable                                     (356)       (205)
    Commissions payable                                   173        (120)
    Income taxes refundable                             1,304          --
    Accrued expenses                                      555        (186)
                                                    ---------   ---------
Net cash provided by (used in)
  continuing operating activities                       5,188        (113)
Net cash provided by discontinued operations              590          84
                                                    ---------   ---------
Net cash provided by (used in) operations               5,778         (29)
                                                    ---------   ---------

Net cash used in investing activities for
  acquisitions of property and equipment:                (181)       (159)
                                                    ---------   ---------

Cash flows from financing activities:
  Proceeds from (repayment of )borrowings
   under line of credit                                (2,655)         89
  Repayment of notes payable                           (1,410)       (171)
Proceeds from issuance of common stock                     13          --
                                                    ---------   ---------
Net cash used in financing activities                  (4,052)        (82)
                                                    ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                           1,545        (270)
Cash and cash equivalents at beginning of period          374         382
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   1,919   $     112
                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                          MEDIA ARTS GROUP, INC.
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the Company) include the accounts of its wholly-owned subsidiary, Thomas Kinkade Stores, Inc. The Company markets and distributes fine quality gift and collectible art work and other home decor products primarily in the United States.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1998.


NOTE 2 - Net income (loss) per share

Net income (loss) per share is computed using the weighted average number of shares of Common Stock and dilutive Common Stock equivalent shares outstanding. Common Stock equivalents include shares from the exercise of stock options and warrants (using the treasury stock method).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128,"Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application of this statement is not permitted. SFAS 128 requires restatement of all prior-period earnings per share data previously presented. Reported earnings per share would not change materially if the provisions of this statement were applied.

NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                     June 30,    March 31,
                                                       1997        1997
                                                    ---------   ---------
Raw materials                                       $     941   $     843
Work-in-process                                            13          12
Finished goods                                          4,676       4,560
                                                    ---------   ---------
                                                    $   5,630   $   5,415
                                                    =========   =========


NOTE 4 - Debt

On June 30, 1997, the Company repaid $1.3 million of a $7.4 million Senior Subordinated Note, and on July 7, 1997 repaid a further $700,000 of that note. The payments were made using the proceeds of a federal income tax refund. The remaining principal balance of $5.4 million is due between December 28, 1998 and December 31, 2001.


NOTE 5 - Subsequent Events

In July 1997, the Company exercised an option to purchase it's San Jose leasehold facility. The Company subsequently sold the facility to an investor and entered into a four year lease agreement with that investor. The gain on sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $990,000 and will be reflected in the quarter ended September 30, 1997.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 1997 which contains the audited financial statements and notes thereto for the years ended March 31, 1997, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Forward looking statements in this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1997, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 1997 were $13.2 million, a 51% increase compared to the $8.7 million from continuing operations reported for the quarter ended June 30, 1996. The significant increase in net sales was due primarily to an increase in the number of wholesale customers as well as an increase in same store retail sales. The number of wholesale accounts increased due to the successful efforts of the Company's in-house sales force, as well as the continued implementation of the Company's Signature Gallery program which licenses independently owned and dedicated Thomas Kinkade stores throughout the US. Wholesale sales increased by 42% and retail sales increased by 35% for the June 1997 quarter as compared to the prior year. Retail sales increased due to the continuing recognition by the public of the work of Thomas Kinkade as well as a change in the product mix of retail sales towards higher priced editions.

Gross Profit

Gross profit increased by $4.0 million, or 79%, to $9.0 million for the quarter ended June 30, 1997, in comparison to the $5.0 million from continuing operations reported for the quarter ended June 30, 1996. The increase was due to increased sales as well as an increase in gross margins. The Company's consolidated gross margin was 68% for the quarter ended June 30, 1997, compared to 58% for the same quarter in the prior year. The gross margin increase related principally to an improvement in wholesale gross margins due to higher sales volumes, a change in product mix to higher margin products and improved manufacturing efficiencies.

Selling and Marketing Expenses

Selling and marketing expenses were $3.3 million during the quarter ended June 30, 1997 compared to $3.1 million for the June 1996 quarter. As a percentage of net sales, selling and marketing expenses decreased to 25% for the current quarter from 36% for the quarter ended June 30, 1996, due to net sales increasing while selling expenses remained relatively fixed. The Company plans to pursue further expansion of its markets and distribution channels through programs such as the licensing of independent Thomas Kinkade Signature Galleries.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $2.3 million for the June 1997 and 1996 quarters respectively. Expressed as a percentage of net sales, general and administrative expenses were 21% compared to 26% for the quarter ended June 1996. The increase in general and administrative expenses was primarily due to increased compensation costs. Management plans to continue to seek efficiencies and cost cutting opportunities, however general and administrative expenses may increase in the future as a result of the Company's commitment to provide support for the continued expansion of business.

Interest Expense

Interest expense was $688,000 for the quarter ended June 30, 1997, compared to $515,000 for the same period in the prior year. The increase was due to an increase in non-cash amortization of debt issuance costs resulting from refinancing of the Company's long-term debt in February 1997, partly offset by a reduction in the Company's borrowings under lines of credit.

Provision for Income Tax

Income tax expense was $765,000 for the quarter ended June 1997, compared to income tax benefit of $364,000 for the same quarter in the prior year. The Company's effective income tax rate for the quarter ended June 30, 1997 was 37% compared to 39% in the prior year.

Seasonality

The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues are generally highest in the September quarter. Management believes that the seasonal effect is due primarily to customer buying patterns and is typical of the fine art, gift and collectible industry.

The Company expects the seasonal trends to continue in the foreseeable future. In addition, the Company generally ships its products within 3 months after receipt of an order and accordingly sales in any quarter are substantially dependent on orders booked in that quarter. Future revenue growth is dependent on the continued demand for the artwork of Thomas Kinkade and the expansion of distribution through additional dealers, such as Signature Galleries. Fluctuations in operating results may also result in volatility in the Company's earnings and the price of the Company's Common Stock.

Liquidity and Capital Resources

The Company's working capital position was $8.1 million at June 30, 1997, compared to $7.9 million at March 31, 1997. The change in working capital was primarily attributable to net income in the June 1997 quarter of $1.3 million plus non-cash expenses partly offset by a $1.3 million repayment of long-term debt.

The Company incurred $181,000 in capital expenditures for property and equipment during the quarter ended June 30, 1997. The Company anticipates that total capital expenditures in fiscal 1998 will be approximately $2,000,000, and will relate primarily to continued manufacturing and infrastructure investments, as well as to the opening of new retail locations.

The Company has a $10 million line of credit with a bank (the Senior Debt). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and inventory and aggregated $6.9 million as of June 30, 1997. During the June 1997 quarter the Company fully repaid the Senior Debt. In February 1997 the Company renegotiated and issued $7.4 million in secured notes payable to investors (the Subordinated Debt). As of July 31, 1997, the Company had repaid $2.0 million of the Subordinated Debt using the proceeds of a federal income tax refund.

The Company's working capital requirements in the foreseeable future will change depending on various factors. The primary variables include product development efforts, consumer acceptance of Thomas Kinkade's artwork and of the Company's products based upon his work, expansion of distribution channels for the Company's products and, in particular, the successful implementation of the Signature Galleries concept, successful third party manufacturing relationships and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. In addition, the Company is in the final stages of negotiating the repayment terms of $1.6 million of notes which are currently payable to a former shareholder of John Hine Limited. Management believes the settlement will not have a material impact on the Company's financial position or results of operations. The Company believes that existing borrowing capacity under lines of credit, together with revenues from operations, will be sufficient to meet these commitments plus satisfy minimum working capital requirements through fiscal 1998, however the Company may seek additional capital in the future to pursue additional business opportunities, to retire indebtedness or to provide for other operational purposes.


PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 11.01 - Computation of Income From Continuing
                       Operations and Net Income Per Share
      Exhibit 27    - Financial Data Schedules (EDGAR version only)

  (b) Reports on Form 8-K - none

                           MEDIA ARTS GROUP, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MEDIA ARTS GROUP, INC.
                                 (Registrant)


                                 By  /s/ Kenneth E. Raasch
                                 ---------------------------------
                                 Kenneth E. Raasch
                                 Chairman of the Board of Directors
                                 & Chief Executive Officer


                                 By  /s/ Raymond A. Peterson
                                 ---------------------------------
                                 Raymond A. Peterson
                                 Senior Vice President &
                                 & Chief Financial Officer

Date:  August 11, 1997

        EXHIBIT INDEX

Exhibit Number

11.01     Computation of net income (loss) per share

27        Financial Data Schedule