Form 10-Q
period 1997-09-30
MEDIA ARTS GROUP INC
filed 1997-11-13
CIK 924645

                              UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 11,031,527 at September 30, 1997.


This report consists of 13 pages of which this page is number 1.

                          MEDIA ARTS GROUP, INC.

                                FORM 10-Q

                                  INDEX

                                                                      Page
                                                                     ------
Part I:  Financial Information
     Item 1:   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheet as
           of September 30, 1997 and March 31, 1997                     3

          Condensed Consolidated Statement of Operations for the
           Three and Six Month Periods Ended September 30, 1997
           and 1996                                                     4

          Condensed Consolidated Statement of Cash Flows for the
           Three and Six Month Periods Ended September 30, 1997
           and 1996                                                     5

          Notes to Unaudited Condensed Consolidated Financial
           Statements                                                   6

     Item II:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7

Part II:  Other Information

     Item 1:   Legal Proceedings                                        12

     Item 2:   Changes in Securities                                    12

     Item 3:   Defaults upon Senior Securities                          12

     Item 4:   Submission of Matters to a Vote of Security Holders      12

     Item 5:   Other Information                                        12

     Item 6:   Exhibits and Reports on Form 8-K                         12

               (a).  Exhibits                                           12

               (b).  Reports on Form 8-k                                12

     Signatures                                                         13

                              MEDIA ARTS GROUP, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
(Amounts in thousands, except per share data)
                                       September 30,          March 31,
                                           1997                 1997
                                       _____________       _____________

ASSETS
Current assets
  Cash                                      $ 5,180            $   374
  Accounts receivable, net                    8,258              7,394
  Receivable from related parties                 -                114
  Inventories                                 6,040              5,415
  Net assets of discontinued operations           -                890
  Prepaid expenses and other current assets   1,891              1,464
  Deferred income taxes                       1,630              1,581
  Income taxes refundable                        34              2,002
                                            _______            _______
Total current assets                         23,033             19,234
Property, plant and equipment                 3,883              3,562
Other assets                                    260                265
                                            _______            _______
                                            $27,176            $23,061
                                            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable                          $ 1,797            $ 2,065
  Commissions payable                           401                403
  Accrued royalties                           1,396              1,213
  Accrued compensation costs                  1,731                714
  Accrued expenses                            3,325              2,250
  Income taxes payable                        2,459                  -
  Borrowings under line of credit                 -              2,655
  Current portion of long term debt           1,789              2,062
                                            _______            _______
Total current liabilities                    12,898             11,362

Long-term debt, less current portion          2,969              4,609
Convertible notes                             1,200              1,200
                                            _______            _______
Total liabilities                            17,067             17,171
                                            _______            _______
Stockholders' equity
  Common                                         69                 69
  Additional paid-in capital                 17,191             17,176
  Retained earnings (accumulated deficit)    (7,151)           (11,355)
                                            _______            _______
Total stockholders' equity                   10,109              5,890
                                            _______            _______
                                            $27,176            $23,061
                                            =======            =======

See Accompanying Notes to Financial Statements
                                       3

                      MEDIA ARTS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

(Amounts in thousands, except per share data)
                                      Three months          Six months
                                   Ended September 30   Ended September 30
                                   __________________   _________________
                                     1997       1996     1997      1996
                                   _______    _______   _______   _______
Net sales                          $17,224    $11,323   $30,413   $20,041
Cost of sales                        5,684      4,057     9,892     7,754
                                   _______    _______   _______   _______
Gross profit                        11,540      7,266    20,521    12,287
                                   _______    _______   _______   _______
Operating expenses
  Marketing and selling              4,424      3,031     7,766     6,129
  General and administrative         3,120      2,474     5,914     4,748
                                   _______    _______   _______   _______
   Total operating expenses          7,544      5,505    13,680    10,877
                                   _______    _______   _______   _______

Operating profit                     3,996      1,761     6,841     1,410
Interest expense                      (475)      (564)   (1,163)   (1,080)
Exchange gains (losses)                 45          -       (16)      (62)
Gain on sale and leaseback             997          -       997         -
                                   _______    _______   _______   _______
Income from continuing operations
 before income taxes                 4,563      1,197     6,659       268
Provision for income taxes           1,690        470     2,455       105
                                   _______    _______   _______   _______
Income from continuing operations    2,873        727     4,204       163
Loss from discontinued operations        -       (594)        -    (1,385)
Loss on disposal of discontinued
 operations                              -    (12,245)        -   (12,245)
                                   _______    _______   _______   _______

Net income (loss)                  $ 2,873   $(12,112)  $ 4,204  $(13,467)
                                   =======    =======   =======   =======

Income from continuing operations
 per share                         $  0.25       0.07      0.37      0.02
Loss from discontinued operations        -      (0.06)        -     (0.14)
Loss on disposal of discontinued
 operations                              -      (1.24)        -     (1.24)
                                   _______    _______   _______   _______
Net income (loss) per share        $  0.25    $ (1.23)  $  0.37   $ (1.36)
                                   =======    =======   =======   =======
Weighted average common and common  11,298      9,867    11,296     9,867
 equivalent shares outstanding     =======    =======   =======   =======


See Accompanying Notes to Financial Statements

                     MEDIA ARTS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (In Thousands, Unaudited)
                                               Six months ended September 30,
                                                   1997            1996
                                                  ________       ________
Cash flows from operating activities:
 Net income (loss)                                $  4,204       $(13,467)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Losses from discontinued operations                    -         13,630
  Depreciation                                         520            485
  Amortization of intangibles                          486            162
  Deferred income taxes                                (49)            89
  Provision for returns and allowances                 403            (10)
  Provision for losses on accounts receivable         (429)           334
  Changes in assets and liabilities:
   Accounts receivables                               (838)           766
   Receivables from related parties                    114            (11)
   Inventories                                        (625)          (537)
   Prepaid expenses and other current assets          (427)          (107)
   Other assets                                         (2)            (9)
   Accounts payable                                   (268)           508
   Commissions payable                                  (2)          (149)
   Accrued compensation costs                        1,017           (107)
   Income taxes refundable                           1,968              -
   Accrued expenses                                  1,075           (254)
   Taxes payable                                     2,459              -
   Accrued royalties                                   183              -
                                                  ________       ________
Net cash provided by continuing
 operating activities                                9,789          1,323
Net cash provided by (used in) discontinued  ops       890           (761)
                                                  ________       ________
Net cash provided by operations                     10,679            562
                                                  ________       ________

Net cash used in investing activities
 for acquisitions of property and equipment           (841)          (271)
                                                  ________       ________
Cashflows from financing activities:
 Repayment of borrowings under line of
  credit                                            (2,655)          (362)
 Repayment of notes payable                         (2,392)          (311)
 Proceeds from issuance of common stock                 15              -
                                                  ________       ________
Net cash used in financing activities               (5,032)          (673)
                                                  ________       ________
Net increase (decrease) in cash                      4,806           (382)
Cash at beginning of period                            374            382
                                                  ________       ________
Cash and cash equivalents at end of period        $  5,180       $      -
                                                  ========       ========

See Accompanying Notes to Financial Statements
                                           5

                    MEDIA ARTS GROUP, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the Company) include the accounts of its wholly owned subsidiary, Thomas Kinkade Stores, Inc. The Company markets and distributes fine quality gift and collectible art work and other home decor products primarily in the United States.


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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1998.

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

Note 3 - Inventories

Inventories consisted of (in thousands):

                               September 30,        March 31,
                                  1997                1997
                                 _______            _______
     Raw materials               $   564            $   843
     Work-in-process                   9                 12
     Finished goods                5,467              4,560
                                 _______            _______
                  Total          $ 6,040            $ 5,415
                                 =======            =======

Note 4 - Debt

On June 30, 1997, the Company repaid $1.3 million of a $7.4 million Senior Subordinated Note, and on July 7, 1997 repaid a further
$700,000 of that note. The payments were made using the proceeds of a federal income tax refund. The remaining principal balance of $5.4 million is due between December 28, 1998 and December 31, 2001.

Note 5 - Sale and leaseback

In July 1997, the Company exercised an option to purchase its San Jose leasehold facility. The Company subsequently sold the facility to an investor and entered into a four year lease agreement with that investor. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.

ITEM 2:
               MEDIA ARTS GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 1997 were $17.2 million, a 52% increase compared to the $11.3 million from continuing operations reported for the quarter ended September 30, 1996. Net sales for the six months ended September 30, 1997 were $30.4 million, up 52% compared to $20.0 million from continuing operations in the prior year. The significant increase in net sales was due primarily to an increase in the number of wholesale customers as well as an increase in same store retail sales.
The number of wholesale accounts increased due to the successful efforts of the Company's in-house sales force, as well as the continued implementation of the independently owned Signature Galleries which are dedicated to Thomas Kinkade products. Wholesale sales increased by 50% and retail sales increased by 56% for the September 1997 quarter as compared to the prior year. Wholesale sales increased by 58% and retail sales increased by 46% for the six months ended September 30, 1997 compared to the same period in the prior year. Retail sales increased due to the continued recognition by the public of the work of Thomas Kinkade as well as a change in the product mix of retail sales towards higher priced editions.


Gross Profit

Gross profit increased by $4.2 million, or 58%, to $11.5 million for the quarter ended September 30, 1997, in comparison to the $7.3 million from continuing operations reported for the quarter ended September 30, 1996. Gross profit was $20.5 million for the six months ended September 30, 1997 compared to $12.3 million in the prior year. The increase was due to increased sales as well as an increase in gross margins. The Company's consolidated gross margin was 67% for the three and six months ended September 30, 1997, compared to 64% and 61% for the same periods in the prior year. The gross margin increase related principally to an improvement in wholesale gross margins due to higher sales volumes, a change in product mix to higher margin products and improved manufacturing efficiencies.


Selling and Marketing Expenses


Selling and marketing expenses were $4.4 million and $7.8 million for the three and six months ended September 30, 1997, respectively, compared to $3.0 million and $6.1 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses decreased to 26% for both the three and six month periods ended September 30, 1997, from 27% and 31% in the prior year, due to net sales increasing while selling expenses increased at a slightly lower comparative rate. Selling and marketing costs increased due primarily to higher compensation costs related to the increased level of sales. The Company expects selling and marketing costs to increase in absolute terms as the Company pursues further expansion of its markets and distribution channels.


General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.5 million for the September 1997 and 1996 quarters, respectively, and were $5.9 million and $4.7 million for the six month periods ended September 30, 1997 and 1996, respectively. Expressed as a percentage of net sales, general and administrative expenses were 18% in the September 1997 quarter compared to 22% in the September 1996 quarter, and were 19% for the six months ended September 30, 1997 compared to 24% in the prior year. The increase in general and administrative expenses was primarily due to payments under incentive compensation plans as a result of higher levels of profitability, as well as to higher headcount and related costs as the Company's infrastructure has expanded in response to increased sales. General and administrative expenses are expected to increase in the future as the Company provides support for further expansion of its business.


Interest Expense

Interest expense was $475,000 for the quarter ended September 30, 1997, compared to $564,000 for the same period in the prior year, and was $1.2 million and $1.1 million for the six months ended September 1997 and 1996. The decrease was due to a reduction in the Company's borrowings under lines of credit offset by an increase in non-cash amortization of debt issuance costs resulting from refinancing of the Company's long term debt in February 1997.


Sale and leaseback

In July 1997, the Company exercised an option to purchase its San Jose leasehold facility. The Company subsequently sold the facility to an investor and entered into a four year lease agreement with that investor. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.

Provision for Income Tax

Income tax expense was $1.7 million and $2.5 million for the quarter and six months ended September 1997, compared to $470,000 and $105,000 for the same periods in the prior year. The Company's effective income tax rate for the quarter and six months ended September, 1997 was 37% compared to 39% and in the prior year.


Seasonality

The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues are generally highest in the September and December quarters and have historically been lower in the March and June quarters. Management believes that the seasonal effect is due primarily to customer buying patterns and is typical of the art, gift and collectible industry.

The Company expects the seasonal trends to continue in the foreseeable future. In addition, since a significant portion of the Company's revenues are generated from orders received within the quarter, sales in any quarter are substantially dependent on orders booked in that quarter. Future revenue growth is dependent on the continued demand for the artwork of Thomas Kinkade and the expansion of distribution through additional dealers, such as Signature Galleries.

The Company's quarterly operating results may fluctuate as a result of numerous factors including market acceptance of the art of Thomas Kinkade and the Company's products based on his works (including new product categories and series), the timing, mix and number of new product releases, timing of opening of new Company-owned Thomas Kinkade Galleries, the successful implementation of the Thomas Kinkade Signature Galleries program and expansion of distribution generally, the formation and implementation of new strategic business alliances, the hiring and training of new manufacturing, sales and administrative personnel, continued implementation of manufacturing efficiencies, timing of product deliveries and the incurrence of other operating costs. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.


Liquidity and Capital Resources

The Company's working capital position was $10.1 million at September 30, 1997, compared to $7.9 million at March 31, 1997.
The change in working capital was primarily attributable to year to date net income of $4.2 million, a federal income tax refund of $2.0 million, partly offset by a $2.0 million repayment of long-term debt and a $2.7 million repayment of the line of credit.

The Company incurred $841,000 in capital expenditures for property and equipment during the six months ended September 30, 1997. The Company anticipates that total capital expenditures in fiscal 1998 will be approximately $3.0 million, and will relate primarily to continued manufacturing and infrastructure investments, as well as to the opening of new retail locations.

The Company has a $10.0 million line of credit with a bank (the Senior
Debt). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and inventory and aggregated $8.2 million as of September 30, 1997. During the June 1997 quarter the Company fully repaid the Senior Debt. In February 1997 the Company renegotiated and issued $7.4 million in secured notes payable to investors (the Subordinated Debt). As of July 31, 1997, the Company had repaid $2.0 million of the Subordinated Debt using the proceeds of a federal income tax refund.

The Company's working capital requirements in the foreseeable future will change depending on the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. In addition, the Company is continuing to negotiate the repayment terms of $1.6 million of notes which are currently payable to a former shareholder of John Hine Limited (a discontinued subsidiary of the Company). Management believes the settlement will not have a material impact on the Company's financial position or results of operations. The Company believes that existing borrowing capacity under lines of credit, together with revenues from operations, will be sufficient to meet these commitments plus satisfy minimum working capital requirements through fiscal 1998, however the Company may seek additional capital in the future to pursue additional business opportunities, to retire indebtedness or to provide for other operational purposes.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Media Arts Group, Inc. was convened on
    September 24, 1997.

(b) The following directors were elected to hold office until the next Annual Meeting:
                                                     Votes
Nominee                         Votes               Withheld

Kenneth E. Raasch              9,003,590             2,480
Thomas Kinkade                 9,003,390             2,680
Norman A. Nason                9,003,590             2,480
Mike Kiley                     9,003,590             2,480
Norm Mahoney                   9,003,590             2,680

c) The following matters were voted upon at the meeting:

The amendment of the Company's Employee Stock Option Plan
To increase the number of shares reserved for issuance
Thereunder from 824,863 to 1,124,863
  Votes for - 7,658,948, against - 91,479, abstain - 1,255,643
  Broker nonvote - 0


The selection and ratification of Price Waterhouse, LLP as independent public accountants for the year ending March 31, 1998.
  Votes for - 7,903,257, against - 1,450, abstain - 1,101,363, broker nonvote - 0.

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 10.1  - Employment Agreement with James Landrum

      Exhibit 10.2  - Employment Agreement with Craig Fleming

      Exhibit 10.3 - Lease of 521 Charcot Ave, San Jose CA 95131

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

                                MEDIA ARTS GROUP, INC.
                                (Registrant)


                                By  /s/ Craig Fleming
                                ---------------------------------
                                Craig Fleming
                                Chief Executive Officer


                                By  /s/ Raymond A. Peterson
                                ---------------------------------
                                Raymond A. Peterson
                                Senior Vice President &
                                & Chief Financial Officer

Date:  November 13, 1997

        EXHIBIT INDEX

Exhibit Number

10.01     Employment Agreement with James Landrum

10.02     Employment Agreement with Craig Fleming

10.03     Lease of 521 Charcot Ave, San Jose CA 95131

11.01     Computation of net income (loss) per share

27        Financial Data Schedule