Form 10-Q
period 1997-12-31
MEDIA ARTS GROUP INC
filed 1998-02-04
CIK 924645

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 11,083,042 at December 31, 1997.


This report consists of 14 pages of which this page is number 1.

                          MEDIA ARTS GROUP, INC.

                                FORM 10-Q

                                  INDEX

                                                                      Page
                                                                     ------
Part I:  Financial Information
     Item 1:   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheet as
           of December 31, 1997 and March 31, 1997                      3

          Condensed Consolidated Statement of Operations for the
           Three and Nine Month Periods Ended December 31, 1997
           and 1996                                                     4

          Condensed Consolidated Statement of Cash Flows for the
           Three and Nine Month Periods Ended December 31, 1997
           and 1996                                                     5

          Notes to Unaudited Condensed Consolidated Financial
           Statements                                                   6

     Item II:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

Part II:  Other Information

     Item 1:   Legal Proceedings                                        13

     Item 2:   Changes in Securities                                    13

     Item 3:   Defaults upon Senior Securities                          13

     Item 4:   Submission of Matters to a Vote of Security Holders      13

     Item 5:   Other Information                                        13

     Item 6:   Exhibits and Reports on Form 8-K                         13

               (a).  Exhibits                                           13

               (b).  Reports on Form 8-k                                13

     Signatures                                                         14

                              MEDIA ARTS GROUP, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
(Amounts in thousands, except per share data)
                                         March 31,          December 31,
                                           1997                 1997
                                       _____________       _____________

ASSETS
Current assets
  Cash                                      $   374            $ 5,099
  Accounts receivable, net                    7,394             12,733
  Receivable from related parties               114                 77
  Inventories                                 5,415              6,485
  Net assets of discontinued operations         890                  -
  Prepaid expenses and other current assets   1,464              1,574
  Deferred income taxes                       1,581              2,341
  Income taxes refundable                     2,002                 34
                                            _______            _______
Total current assets                         19,234             28,343
Property, plant and equipment                 3,562              4,605
Other assets                                    265                251
                                            _______            _______
                                            $23,061            $33,199
                                            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $ 2,065            $ 3,352
  Commissions payable                           403                942
  Accrued royalties                           1,213                494
  Accrued compensation costs                    714              2,854
  Accrued expenses                            2,250              2,808
  Income taxes payable                            -              3,871
  Borrowings under line of credit             2,655                 24
  Current portion of long term debt           2,062                500
                                            _______            _______
Total current liabilities                    11,362             14,845

Long-term debt, less current portion          4,609              2,709
Convertible notes                             1,200              1,200
                                            _______            _______
Total liabilities                            17,171             18,754
                                            _______            _______
Stockholders' equity
  Common stock                                   69                 69
  Additional paid-in capital                 17,176             17,338
  Retained earnings (accumulated deficit)   (11,355)            (2,962)
                                            _______            _______
Total stockholders' equity                    5,890             14,445
                                            _______            _______
                                            $23,061            $33,199
                                            =======            =======

See Accompanying Notes to Financial Statements
                                       3

                      MEDIA ARTS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
     (Unaudited, amounts in thousands, except per share data)
                                      Three months        Nine months
                                   Ended December 31,  Ended December 31,
                                   __________________   _________________
                                     1996      1997      1996      1997
                                   _______    _______   _______   _______
Net sales                          $15,471    $26,796   $35,512   $57,209
Cost of sales                        5,228      8,920    12,982    18,812
                                   _______    _______   _______   _______
Gross profit                        10,243     17,876    22,530    38,397
                                   _______    _______   _______   _______
Operating expenses
  Selling and marketing              3,502      5,337     9,631    13,103
  General and administrative         2,833      5,516     7,581    11,430
                                   _______    _______   _______   _______
   Total operating expenses          6,335     10,853    17,212    24,533
                                   _______    _______   _______   _______

Operating profit                     3,908      7,023     5,318    13,864
Interest expense                      (669)      (275)   (1,749)   (1,438)
Gain on sale and leaseback               -          -         -       997
Exchange losses                       (146)       (77)     (208)      (93)
                                   _______    _______   _______   _______
Income from continuing operations
 before income taxes                 3,093      6,671     3,361    13,330
Provision for income taxes           1,289      2,482     1,394     4,937
                                   _______    _______   _______   _______
Income from continuing operations    1,804      4,189     1,967     8,393
Loss from discontinued operations        -          -    (1,385)        -
Loss on disposal of discontinued
 operations                              -          -   (12,245)        -
                                   _______    _______   _______   _______

Net income (loss)                  $ 1,804    $ 4,189  $(11,663)  $ 8,393
                                   =======    =======   =======   =======

Earnings per common share:
Income from continuing operations  $  0.18    $  0.38   $  0.20   $  0.76
Loss from discontinued operations        -          -     (1.38)        -
                                   _______    _______   _______   _______
Net income (loss)                     0.18       0.38     (1.18)     0.76
                                   =======    =======   =======   =======
Earnings per common share
 assuming dilution:
Income from continuing operations     0.18       0.35      0.20      0.73
Loss from discontinued operations        -          -     (1.37)        -
                                   _______    _______   _______   _______
Net income (loss)                  $  0.18    $  0.35   $ (1.17)  $  0.73
                                   =======    =======   =======   =======


See Accompanying Notes to Financial Statements

                     MEDIA ARTS GROUP, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (In Thousands, Unaudited)
                                                Nine months ended December 31,
                                                    1996            1997
                                                  ________       ________
Cash flows from operating activities:
 Net income (loss)                                $(11,663)      $  8,393
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Losses from discontinued operations               13,630              -
  Gain on sale and leasback                              -           (997)
  Depreciation                                         717            826
  Amortization of intangibles                          243            689
  Deferred income taxes                               (411)          (760)
  Provision for returns and allowances                 827            281
  Provision for losses on accounts receivable          651           (329)
  Changes in assets and liabilities:
   Accounts receivables                               (714)        (5,291)
   Inventories                                        (414)        (1,070)
   Prepaid expenses and other current assets          (386)           (73)
   Other assets                                        (42)             3
   Accounts payable                                    241          1,287
   Commissions payable                                  88            539
   Accrued compensation costs                         (255)         2,140
   Income taxes refundable                           1,699          1,968
   Accrued expenses                                   (416)           (92)
   Taxes payable                                         -          3,871
   Accrued royalties                                 1,102           (719)
                                                  ________       ________
Net cash provided by continuing operations           4,897         10,666
Net cash provided by (used in) discontinued ops     (2,164)           890
                                                  ________       ________
Net cash provided by operations                      2,733         11,556
                                                  ________       ________
Cashflows from investing activities:
 Acquisition of property and equipment                (473)        (1,869)
 Proceeds from disposals of property and equipment       -          1,647
                                                  ________       ________
Net cash used in investing activities                 (473)          (222)
                                                  ________       ________
Cashflows from financing activities:
 Repayment of line of credit                        (2,169)        (2,631)
 Repayment of notes payable                           (323)        (4,140)
 Proceeds from issuance of common stock                  -            162
                                                  ________       ________
Net cash used in financing activities               (2,492)        (6,609)
                                                  ________       ________
Net increase (decrease) in cash                       (232)         4,725
Cash at beginning of period                            382            374
                                                  ________       ________
Cash and cash equivalents at end of period        $    150       $  5,099
                                                  ========       ========

See Accompanying Notes to Financial Statements
                                           5

                    MEDIA ARTS GROUP, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiary, Thomas Kinkade Stores, Inc. The Company designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based upon the works of the artist Thomas Kinkade.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1998.

Note 2 - Net income (loss) per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the quarter ended December 31,
1997. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share amounts):


                                      Three months        Nine months
                                   Ended December 31,   Ended December 31,
                                   __________________   _________________
                                     1996      1997      1996      1997
                                   _______    _______   _______   _______
Numerator:
Income from continuing operations  $ 1,804    $ 4,189   $ 1,967   $ 8,393
                                   =======    =======   =======   =======
Denominator for basic earnings
 per share                           9,867     11,083     9,867    11,049
Effect of dilutive securities:
Stock options and warrants              65        921        63       483
                                   _______    _______   _______   _______
Denominator for diluted earnings
 per common share                    9,932     12,004     9,930    11,532
                                   =======    =======   =======   =======
Income from continuing operations
 per common share:
Basic                              $  0.18    $  0.38   $  0.20   $  0.76
                                   =======    =======   =======   =======
Diluted                            $  0.18    $  0.35   $  0.20   $  0.73
                                   =======    =======   =======   =======

Note 3 - Inventories

Inventories consisted of (in thousands):

                                March 31,         December 31,
                                  1997                1997
                                 _______            _______
     Raw materials               $   843            $ 1,075
     Work-in-process                  12                  8
     Finished goods                4,560              5,402
                                 _______            _______
                                 $ 5,415            $ 6,485
                                 =======            =======

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

RESULTS OF OPERATIONS

Net Sales

Net sales increased 73% to $26.8 million in the December 1997 quarter compared to $15.5 million in the December 1996 quarter and increased 61% to $57.2 million in the first nine months of fiscal 1998 compared to $35.5 million in the first nine months of fiscal 1997. Wholesale sales increased by 98% to $20.5 million in the December 1997 quarter and increased by 75% to $41.2 million in first nine months of fiscal 1998 as compared to the same respective periods in the prior year. The increase in wholesale sales for the current quarter and nine month period was due primarily to increased sales to Signature Galleries and, to a lesser extent, an increase in the number of other independent dealers and increased sales to existing accounts. Sales to Signature Galleries accounted for $10.0 million of the increase in wholesale sales for the first nine months of fiscal 1998. Retail sales through Thomas Kinkade Stores increased by 20% to $6.3 million in the December 1997 quarter and increased by 34% to $16.0 million in the first nine months of fiscal 1998 as compared to the same respective periods in the prior year. The increase in retail sales for the current quarter and nine month period was due primarily to an increase in the number of units sold and, to a lesser extent, to a shift in the retail product mix towards higher priced editions and the opening of two retail stores during the first six months of fiscal 1998.


Gross Margin

Gross margin increased from 66% in the December 1996 quarter and 63% in the first nine months of fiscal 1996 to 67% in the December 1997 quarter and the first nine months of fiscal 1998 primarily due to efficiencies resulting from increased sales volumes, as well as improved management of labor and manufacturing processes resulting from the hiring of more experienced management. Gross margin also improved as a result of the outsourcing of the manufacturing of certain open edition products.

Selling and Marketing Expenses


Selling and marketing expenses increased 52% to $5.3 million in the December 1997 quarter compared to $3.5 million in the December 1996 quarter and increased 36% to $13.1 million in the first nine months of fiscal 1998 compared to $9.6 million in the first nine months of fiscal 1997. As a percentage of net sales, selling and marketing expenses decreased from 23% in the December 1996 quarter to 20% in the December 1997 quarter, and decreased from 27% in the first nine months of fiscal 1997 to 23% in the first nine months of fiscal 1998. The increase in absolute selling and marketing expenses for the current quarter and nine month period was due primarily to higher compensation costs associated with higher sales levels and higher advertising and promotion costs. The decrease in selling and marketing expenses for the current quarter and nine month period as a percentage of net sales was due primarily to the fact that a significant portion of the compensation of the Company's sales force is fixed and, as a result, selling and marketing expenses increased at a slower rate than net sales.


General and Administrative Expenses

General and administrative expenses increased 95% to $5.5 million in the December 1997 quarter compared to $2.8 million in the December 1996 quarter and increased 51% to $11.4 million in the first nine months of fiscal 1998 compared to $7.6 million in the first nine months of fiscal 1997. As a percentage of net sales, general and administrative expenses increased from 18% in the December 1996 quarter to 21% in the December 1997 quarter, and decreased from 21% in the first nine months of fiscal 1997 to 20% in the first nine months of fiscal 1998. The increase in absolute general and administrative expenses was primarily due to payments under incentive compensation plans as a result of higher profitability, as well as to other costs related to expansion such as increased headcount and rent costs. The decrease in general and administrative expenses as a percentage of net sales in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 was due to the leveraging of relatively fixed general and administrative expenses over a higher sales base. The increase in general and administrative expenses as a percentage of net sales in the December 1997 quarter as compared to the December 1996 quarter was due to incentive and other compensation costs increasing at a higher rate than net sales.


Interest Expense

Interest expense decreased from $669,000 in the December 1996 quarter to $275,000 in the December 1997 quarter and decreased from $1.7 million in the first nine months of fiscal 1996 to $1.4 million in the first nine months of fiscal 1998. The decrease was due to a reduction in the Company's borrowings under lines of credit and secured notes, offset by an increase in non-cash amortization of debt issuance costs resulting from refinancing of the Company's long-term debt in February 1997.

Sale and leaseback

In July 1997, the Company exercised an option to purchase its San Jose, California facility. The Company subsequently sold the facility and entered into a four year lease agreement with the purchaser. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.


Provision for Income Tax

The provision for income taxes as a percentage of income before taxes decreased from 42% in the December 1996 quarter and 41% in the first nine months of fiscal 1997 to 37% in the December 1997 quarter and the first nine months of fiscal 1998.


Seasonality

The Company's business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income. The Company's net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. Despite overall increases in annual net sales in fiscal 1996, net sales in the December 1995 quarter were $12.2 million and net sales in the subsequent March 1996 and June 1996 quarters were $10.4 million and $8.7 million, respectively. Net sales in the December 1996 quarter were $15.5 million and sales in the subsequent March 1997 and June 1997 quarters were $11.5 million and $13.2 million, respectively. Management believes that the seasonal effect is due primarily to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

The Company's quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors, including demand for the art of Thomas Kinkade and the Company's Thomas Kinkade products (including new product categories and series), the Company's ability to achieve its expansion plans, the timing, mix and number of new product releases, the timing of the opening of new Thomas Kinkade Stores and the expensing of the associated pre-opening costs, the successful implementation of the Thomas Kinkade Signature Gallery program and expansion of distribution generally, the Company's ability to implement strategic business alliances, the Company's ability to hire and train new manufacturing, sales and administrative personnel, continued implementation of manufacturing efficiencies, timing of product deliveries and the incurrence of other operating costs. In addition, since a significant portion of the Company's net sales are generated from orders received in the quarter, net sales in any quarter are substantially dependent on orders booked in that quarter. The Company's results may also fluctuate based on extraordinary events, such as the discontinuance of the operations of John Hine Limited. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

Liquidity and Capital Resources

The Company's primary source of funds in the first nine months of fiscal 1998 have been from its operations. The Company had working capital of $13.5 million at the end of December 1997 compared to $7.9 million at the end of March 1997.

Net cash provided by operations for the first nine months of fiscal 1998 was $11.6 million consisting of $10.7 million provided by continuing operations and $890,000 provided by discontinued operations. Net cash provided by continuing operations consisted primarily of income from continuing operations adjusted by increases in income taxes payable and accrued compensation costs and receipt of an income tax refund partly offset by an increase in accounts receivable and inventory. Net cash provided by operations for the first nine months of fiscal 1997 was $2.7 million consisting of $4.9 million provided by continuing operations which was partly offset by $2.2 million used in discontinued operations. Net cash provided by continuing operations consisted primarily of income from continuing operations adjusted by an increase in income taxes refundable and a decrease in accrued royalties.

Net cash used in investing activities was $222,000 and $473,000 for the first nine months of fiscal 1998 and 1997, respectively. The Company's investing activities have primarily related to capital expenditures for property and equipment. In July 1997 the Company also received net proceeds of $1.6 million under a sale and leaseback transaction. The Company anticipates that total capital expenditures in fiscal 1998 will be approximately $3.0 million, and will relate to continued manufacturing and infrastructure investments as well as to the opening of new retail locations and upgrades to management information systems.

Net cash used in financing activities was $6.6 million and $2.5 million in the first nine months of fiscal 1998 and 1997, respectively. Cash used in financing activities has been primarily for the repayment of borrowings under credit lines and notes payable.

The Company has a $10.0 million secured line-of-credit facility with CIT Group/Business Credit, Inc. (the "Senior Debt"). Borrowing capacity under the Senior Debt is based on eligible accounts receivable and inventory and aggregated $10.0 million as of December 31, 1997. The Company's indebtedness under bank lines of credit was $2.7 million as of March 31, 1997. As of December 31, 1997, the Company had $24,000 of outstanding borrowings under the Senior Debt and had cash on hand of $5.1 million. In February 1997, the Company renegotiated and issued a $7.4 million secured note payable to Levine Leichtman Capital Partners LLP(the "Subordinated Debt"), $2.0 million of which was repaid as of July 31, 1997. The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which includes the offering of 1.5 million shares of common stock by the Company. Assuming the offering is completed the Company will receive net proceeds of approximately $17.9 million (assuming an offering price of $13.50 per share), of which the Company expects to use $5.4 million to repay the remaining outstanding Subordinated Debt. Repayment of the Subordinated Debt before its scheduled maturity will result in a write-off of deferred debt discount associated with that debt as an extraordinary expense in the quarter in which it is repaid. Deferred debt discount aggregated $2.2 million as of December 31, 1997. As of December 31, 1997, the Company had repaid $1.6 million of debt to a former shareholder of John Hine Limited.

The Company's working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that existing borrowing capacity under lines of credit, together with the proceeds from the offering and revenues from operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999. However, there can be no assurance that the Company will not seek additional capital in the future as a result of expansion or otherwise.

PART II - Other Information

ITEM 1. LEGAL PROCEEDINGS - Not Applicable

ITEM 2. CHANGES IN SECURITIES - Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 4.2  * - Bylaws

      Exhibit 10.4 * - Amendment to Employment Agreement between the Company and Kenneth E. Raasch, entered into as of October 29, 1997.

      Exhibit 10.5 * - Amended Employment Agreement between the Company and
                        John lackner, made and entered into as of October 10, 1997.

      Exhibit 10.12* - License Agreement entered into by the Company and Thomas
                        Kinkade, effective as of December 3, 1997.

      Exhibit 11.01  - Computation of Income From Continuing
                        Operations and Net Income Per Share

      Exhibit 27     - Financial Data Schedules (EDGAR version
                        only)

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).

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

                                MEDIA ARTS GROUP, INC.
                                (Registrant)


                                By  /s/ Craig Fleming
                                ---------------------------------
                                Craig Fleming
                                Chief Executive Officer


                                By  /s/ Raymond A. Peterson
                                ---------------------------------
                                Raymond A. Peterson
                                Senior Vice President &
                                & Chief Financial Officer

Date:  February 3, 1998

        EXHIBIT INDEX

Exhibit Number

4.2  *   Bylaws

10.4 *   Amendment to Employment Agreement between the Company
          and Kenneth E. Raasch, entered into as of October 29, 1997.

10.5 *   Amended Employment Agreement between the Company and
          John lackner, made and entered into as of October 10, 1997.

10.12*   License Agreement entered into by the Company and Thomas
          Kinkade, effective as of December 3, 1997.

11.01     Computation of net income (loss) per share

27        Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).