Form 10-K
period 1998-03-31
MEDIA ARTS GROUP INC
filed 1998-06-25
CIK 924645

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998
                        Commission File number 0-24294

                            MEDIA ARTS GROUP, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 77-0354419
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

         521 Charcot Avenue
        San Jose, California                              95113
   (Address of principal executive                     (Zip code)
              offices)

      Registrant's telephone number, including area code:  (408) 324-2020

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X            No____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 29, 1998, as reported on Nasdaq National Markets was approximately $122,231,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 1998, was 12,975,554

     Part III incorporates by reference from the definitive proxy statement for the registrant's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

     THIS FORM CONTAINS 43 PAGES.  THE INDEX TO EXHIBITS IS ON PAGE 36.

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

ITEM 1.  BUSINESS

OVERVIEW

     Media Arts Group, Inc. ("the Company") is a leading designer, manufacturer, marketer and branded retailer of art-based home decorative accessories, collectibles and gift products based upon the works of the artist Thomas Kinkade, Painter of Light. The Company's primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes. The Company believes the Thomas Kinkade lifestyle brand appeals to a wide range of consumers because its message celebrates home, family, nature and traditions and its products help to create positive environments in which to live and work. The Company strives to reach a broad consumer base by offering products at a variety of price points, controlling its distribution through its branded Company owned retail stores ("Thomas Kinkade Stores") and independently owned and operated Thomas Kinkade Signature Galleries ("Signature Galleries") and developing strategic marketing relationships with companies such as Hallmark Cards, Inc., Avon Products, Inc. and QVC Inc.. The Company's products generally sell at retail price points ranging from $50 for small gift prints to between $150 and $15,000 for paper and canvas lithographs. The Company distributes Thomas Kinkade products through an extensive distribution network which as of March 31, 1998 included 19 Thomas Kinkade Stores, 74 Signature Galleries and approximately 2,500 other independent gift and collectible retailers as well as through the strategic relationships. The Company believes that this broad distribution network has allowed it to develop Thomas Kinkade into a leading art-based brand.

INDUSTRY OVERVIEW

     The home decorative accessories and collectibles market is a multi-billion dollar industry which includes products such as artwork, vases, trays, mugs, picture frames and ornaments sold by specialty stores, art and gift galleries, department stores and catalog retailers. This market is expected to grow 33% from $6.9 billion in 1996 to $9.2 billion by the year 2001, according to a January 1997 report on the U.S. giftware market (the "Report") by Packaged Facts, a consumer research organization. The Company believes that key drivers of this growth may include an increase in the homeowner population and an accompanying trend towards enhancing the home environment, or "nesting." According to the U.S. Census Bureau, while the population of homeowners is expected to increase by 4.4 million from 1997 to 2001, the population of homeowners ages 35-64 is expected to grow 4.8 million from 55.4 million in 1997 to 60.2 million by the year 2001. Typically, homeowners have a greater sense of permanency and are more interested in purchasing household goods and decorating than those who view their living arrangements as temporary. The Report also notes that collectibles, which generally focus on positive themes with sentimental appeal, are growing in popularity both as an investment and as a way of creating a warm living environment. Consumers tend to purchase decorative accessories, collectibles, and other giftware from specialty stores. The Report states that in 1997, specialty stores accounted for 65% of retail sales for the overall giftware market, with department stores and mass merchants accounting for only 25% of such sales. The Company believes that the increased demand for decorative and collectible products and the preference of consumers to purchase giftware through specialty retail stores present a significant business opportunity.

BUSINESS STRATEGY

     The Company's goal is to develop Thomas Kinkade into a leading art-based brand with widespread consumer appeal. To achieve this goal, the Company has adopted the following strategy:

     PROVIDE A WIDE ARRAY OF BRANDED ART-BASED HOME ACCESSORIES. The Company seeks to increase awareness of the Thomas Kinkade brand and lifestyle message by creating products that appeal to a broad range of consumers. The Company's Thomas Kinkade images are released first in its higher margin limited edition lithographs and are the foundation of its product lines. By leveraging these new images and its existing library of over 170 Thomas Kinkade images into a wide array of art-based home accessories with accessible price points, the Company hopes to reach a broad consumer base and to build brand awareness.

     EXPAND CONTROLLED DISTRIBUTION THROUGH DEDICATED STORES AND GALLERIES. The Company seeks to enhance the Thomas Kinkade brand by developing its network of Company owned Thomas Kinkade Stores and independently owned Signature Galleries, which exclusively sell Thomas Kinkade products. This controlled distribution strategy enables the Company to have its products presented in environments designed to showcase the Thomas Kinkade brand and convey the Thomas Kinkade lifestyle message. Furthermore, many Thomas Kinkade Store managers and Signature Gallery owners have completed a sales, marketing and management program at Thomas Kinkade University, the Company's training facility. In fiscal 1998, sales through Thomas Kinkade Stores and to Signature Galleries accounted for approximately 48.8% of net sales compared to 39.8% in fiscal 1997. The Company intends to continue to expand its network of Thomas Kinkade Stores and Signature Galleries.

     EXPAND DEALER NETWORK AND PROMOTE EXISTING DEALERS. The Company seeks to increase sales and build brand awareness by continuing to expand its dealer network and promoting existing dealers to higher incentive and commitment levels. The Company currently distributes its products through approximately 2,500 independent dealers organized into four dealer levels with minimum purchase requirements ranging from a $500 minimum initial purchase requirement to a $15,000 minimum annual purchase requirement. As dealers upgrade to higher levels, they receive increasing benefits such as access to a wider range of the Company's products. In fiscal 1998, the Company added over 345 new independent dealers.

     DEVELOP STRATEGIC BUSINESS RELATIONSHIPS TO EXPAND PRODUCT LINES AND AUDIENCE REACH. The Company intends to continue to develop strategic business relationships with leading consumer marketing companies in order to build brand awareness and generate additional sales and to leverage the expertise of these companies in sales and marketing, manufacturing and distribution. The Company currently has such strategic business relationships with Hallmark for stationery items, ornaments and other gift products; Avon for gift products; and QVC for paper lithographs and other gift products.

     PROVIDE HIGH QUALITY PRODUCTS. The Company believes that manufacturing high quality products is essential to enhancing the Thomas Kinkade brand image. While the Company expects demand for these products to increase, the Company remains committed to providing high quality products. Accordingly, the Company plans to continue to improve quality control, increase capacity and shorten production time by automating certain of its manufacturing processes.

PRODUCTS

     The Company's products include collectible framed canvas and paper lithographs, books, stationery items and other home accessories and gift products that feature Mr. Kinkade's unique use of light and his peaceful, warm and inspiring themes. Mr. Kinkade's subjects often include gardens, cityscapes, cottages, lighthouses and country villages. The following paragraphs describe the Company's product categories, product strategy and creative process.

     PRODUCT CATEGORIES. The Company's products are categorized generally as limited editions or open editions. Limited editions are high quality canvas and paper lithographs produced in limited quantities, each of which is accompanied by a certificate of authenticity stating the size of the edition. Open editions are products that may be produced in greater quantities and sold by the Company indefinitely. In fiscal 1998, limited editions and open editions represented 69.2% and 22.0% of the Company's net sales, respectively.

     The limited edition product line currently consists of canvas and paper lithographs. Canvas lithographs are paper prints transferred to canvas and hand-highlighted to have the appearance of an original oil painting. The Company's paper lithographs are high quality lithographs reproduced on acid-free paper. Both canvas and paper lithographs feature Thomas Kinkade's signature, applied in DNA-infused ink through a double authentication signing process. The Company markets its limited edition canvas lithographs in eight sub-editions and its paper lithographs in seven sub-editions with various edition sizes and attributes to provide levels of collectibility at multiple price points. When determining edition sizes, the Company seeks to balance anticipated market demand and the desire to maintain collectibility.

     The Company's open edition products include gift prints, gift products and home accessories based on popular Thomas Kinkade images. Gift prints are smaller versions of previously released images, reproduced in a number of formats with varying sizes and attributes. The Company's current gift and home accessory products include books, ceramic mugs, mini-prints on easels, magnets, small framed inspirational prints, decorative tins, gift baskets, photograph frames, candles and stationery items. The Company plans to introduce new products which may include craft and activity kits, decorative home accessories and home textiles. The Company's gift and home accessory products are produced primarily by third party manufacturers under license agreements with the Company.

     PRODUCT STRATEGY. The Company's product strategy focuses on creating high perceived value by limiting edition sizes and creating collectibility. The Company's strategy also includes providing a broad range of products at a variety of price points. The following paragraphs describe the key elements of this strategy.

     - CREATE HIGH PERCEIVED VALUE THROUGH LIMITED EDITIONS. The Company seeks to create high perceived value by producing its lithographs in numbered limited editions accompanied by certificates of authenticity. Historically, secondary market prices for the Company's sold-out editions have exceeded original offering prices. Although the Company does not promote the potential economic advantages of purchasing its limited edition artwork, the Company believes that the existence of this secondary market is an important consideration for some of its customers.

     - CREATE COLLECTIBILITY THROUGH PRODUCT SERIES. The Company seeks to promote collectibility and successive purchases by consumers by introducing many of its products in series rather than as single offerings. Most of Mr. Kinkade's works are marketed as part of a series, such as the series of cabin and wilderness scenes entitled "End of A Perfect Day." The Company has found that releasing pieces in series has allowed it to generate pre-release orders from retailers anticipating collector demand.

     - LEVERAGE THOMAS KINKADE IMAGES INTO A BROAD ARRAY OF PRODUCTS. The Company plans to leverage its library of Thomas Kinkade images, particularly its most successful limited edition releases, into a wide array of home accessories and gift products. Through this strategy, the Company seeks to reach a broad consumer base, to build brand awareness and to increase demand for Thomas Kinkade products.

     - TIERED PRICING. In order to appeal to a broad range of consumers with varying budgets and address the needs of different retail formats, the Company offers its products at a variety of price points. Retail prices for reproductions of Thomas Kinkade wall art range from $50 to $250 for a small framed gift print, $175 to $300 for an unframed paper lithograph, $300 to $1,200 for a canvas lithograph, $1,500 to $6,000 for a canvas lithograph hand signed by Thomas Kinkade and $5,000 to $15,000 for a canvas lithograph hand signed and highlighted by Thomas Kinkade. The Company's gift and home accessory products generally sell for under $50.

     CREATIVE PROCESS. The Company's products are based on the artwork of Thomas Kinkade, who has won multiple awards from The National Association of Limited Edition Dealers, including Artist of the Year and Graphic Artist of the Year. Mr. Kinkade paints in his Northern California studio and on location while traveling. Mr. Kinkade is known for his unique use of light and the manner in which his paintings reflect changes in the intensity of the ambient lighting. Under the terms of the Company's license agreement with Thomas Kinkade dated December 3, 1997 (the "New License Agreement"), Mr. Kinkade will provide 150 paintings to the Company during the period commencing December 3, 1997 and ending 15 years thereafter, with at least 10 paintings to be delivered during each of the first five years. The Company also has perpetual and exclusive rights to produce and sell additional products based on an existing library of over 170 Thomas Kinkade images. In particular, the Company has the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use the name and likeness of the artist in promoting the sale of its products and development of any brand name associated with Mr. Kinkade. See "- License with Thomas Kinkade." The Company has an active product development department that works with Mr. Kinkade, dealers of the Company's products, the Company's in-house sales force and strategic business partners to create new products. The Company seeks to gauge demand for proposed new products by pre-marketing prior to product introductions. The Company is dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as the Company expands its distribution would have a material adverse effect on the Company.

DISTRIBUTION

     The Company currently distributes its products through Thomas Kinkade Stores, Signature Galleries, a network of other independent dealers consisting of gift and collectible retailers and strategic relationships with Hallmark, Avon and QVC. The Company seeks to strengthen its brand and increase sales by expanding its network of Thomas Kinkade Stores and Signature Galleries, promoting independent dealers to higher incentive and commitment levels and expanding distribution through strategic business relationships.

     THOMAS KINKADE STORES. Thomas Kinkade Stores provide warm and inviting environments that convey Thomas Kinkade's lifestyle message and display Thomas Kinkade lithographs and other products as they might appear in a customer's home. Strategically located rheostatic lighting enables the retail staff to showcase Mr. Kinkade's unique use of light and the effect of varying ambient lighting on the appearance of the artwork. Thomas Kinkade Stores range in size generally from 1,000 to 2,200 square feet and generated average sales of $1,495 per square foot in fiscal 1998. Sales through Thomas Kinkade Stores were approximately $20.6 million in fiscal 1998. As of March 31, 1998, the Company owned and operated 19 Thomas Kinkade Stores in California, Hawaii, Illinois, Minnesota and Missouri, all of which exclusively sell Thomas Kinkade products. The Company is seeking to expand this network of Thomas Kinkade Stores through the opening of new stores and possibly through the selective acquisition of certain of its independent dealers. The Company plans to locate its new Thomas Kinkade Stores in strategic mall locations, downtown shopping areas and high traffic tourist areas to reach the greatest number of consumers and build brand awareness. The Company currently plans to open 12 additional Thomas Kinkade Stores in fiscal 1999. There can be no assurance that the Company will be able to open its planned Thomas Kinkade Stores or that such stores will operate on a profitable basis.

     SIGNATURE GALLERIES. In 1996, the Company initiated its Signature Gallery program, a network of stores owned and operated by individual entrepreneurs that exclusively sell Thomas Kinkade products. The Company believes that the Signature Gallery program enables it to benefit from the regional knowledge of local Signature Gallery owners, strengthen the Thomas Kinkade brand and broaden the Company's distribution network, all without significant investment by the Company. As of March 31, 1998, 74 Signature Galleries had been opened or converted from existing independent dealers. Sales to Signature Galleries were approximately $19.8 million in fiscal 1998. The Company intends to expand the Signature Gallery program aggressively and has identified target areas within its United States sales districts for potential placement of Signature Galleries. The Company identifies new Signature Gallery owners through referrals generated by its in-house sales force, direct inquiries and referrals from existing dealers and Signature Gallery owners. The Company currently plans to add approximately 100 additional Signature Galleries in fiscal 1999.

     Potential Signature Gallery owners must submit a comprehensive business plan and satisfy certain financial criteria including minimum start-up capital and net worth requirements in order to qualify for the Signature Gallery program. Signature Gallery owners agree to, among other things, purchase at least $100,000 in Company products annually, maintain minimum inventory of $25,000 per location and display a broad collection of Thomas Kinkade images. Signature Gallery owners have the opportunity to attend comprehensive training programs at Thomas Kinkade University. In return, the Company allows Signature Gallery owners to sell Thomas Kinkade products in environments similar to those of the Company's Thomas Kinkade Stores and grants Signature Gallery owners limited use of the Thomas Kinkade name. Signature Galleries also receive automatic shipment of each new limited edition release and have rights to purchase certain limited edition inventory otherwise available only to Thomas Kinkade Stores. There can be no assurance that the Company will be able to identify suitable owners for its planned Signature Galleries expansion or that such owners will become effective distributors for the Company's products.

     OTHER INDEPENDENT DEALERS. The Company's products currently are sold to approximately 2,500 independent dealers, including independent gift retailers, collectible retailers, art galleries and frame stores located principally in the United States and, to a lesser extent, in Canada. The Company has organized these dealers into four levels designed to encourage dealers to increase purchase commitments by offering increased benefits such as access to a wider range of the Company's products, automatic shipments of new product releases and other benefits not available to lower level dealers. Dealer levels range from Open Edition Accounts, which are authorized to purchase only open edition products and for which only a $500 initial purchase is required, to Showcase Dealers, which are stores-within-stores committed to purchase a minimum of $15,000 annually in limited edition canvas products. By promoting lower level dealers to higher incentive and commitment levels, the Company believes it is able to strengthen its dealer network, increase sales and build brand awareness by leveraging productive dealers.

The Company also has been able to identify potential Signature Gallery owners through its dealer program. As of March 31, 1998, there were approximately 275 Showcase Dealers, 350 Premier Dealers, 1,000 Authorized Dealers and 875 Open Edition Accounts.

     The substantial majority of the Company's product distribution, as well as its interaction with the ultimate customer, is conducted by independent dealers, including Signature Gallery owners, whose stores may bear the Thomas Kinkade name. The Company is in the process of entering into formal licensing agreements with Signature Gallery owners. Failure by the Company to achieve its planned expansion of its distribution through Thomas Kinkade Stores, Signature Galleries and other independent dealers or to do so on a profitable basis could have a material adverse effect on the Company. In addition, the failure of these dealers to properly represent the Company's products could damage the reputation of the Company or Thomas Kinkade and adversely affect the ability of the Company to build the Thomas Kinkade brand.

STRATEGIC BUSINESS RELATIONSHIPS

     The Company has entered into agreements with leading consumer marketing companies to build brand awareness, to generate additional sales by reaching a larger audience of consumers and to leverage the expertise of these companies in sales and marketing, manufacturing and distribution. For example, the Thomas Kinkade brand has received substantial publicity under a strategic licensing agreement with Hallmark, including in-store promotion and a feature in Hallmark's Christmas 1997 television and print advertising campaign. The Company also sells Thomas Kinkade brand products through direct marketing on QVC and through direct mail catalogs, such as Avon. The Company's paper lithographs, open edition gift prints and other home accessory and gift products were featured on QVC shows totaling 12 hours in 1996 and 15 hours in 1997. The Company intends to continue to develop strategic business relationships with leading consumer marketing companies in the United States and abroad.

SALES AND MARKETING

     The Company's sales and marketing efforts include an in-house sales force that sells to and services wholesale accounts, training programs for in-house and retail sales personnel and Signature Gallery owners through Thomas Kinkade University, marketing and promotional programs and a consumer-oriented Thomas Kinkade Collectors' Society, each of which is described below.

     IN-HOUSE SALES FORCE. As of March 31, 1998 the Company's sales force consisted of a Vice President supported by four Regional Sales Directors, a Director of Sales Operations and 32 District Sales Managers. The sales force is generally compensated on a salary plus commission basis. Many of these sales personnel are experienced in both the gift and collectibles and direct sales industries. District Sales Managers call on Signature Galleries, the Company's independent dealers and other potential dealers. Certain of the Company's in-house sales personnel support the Signature Gallery program through review and approval of applications and ongoing on-site and telephone support to Signature Gallery owners.

     TRAINING. The Company conducts training programs for its in-house sales personnel, retail consultants and other Company employees, as well as Signature Gallery owners, at Thomas Kinkade University, a training facility located in Monterey, California. Thomas Kinkade University consists of a week-long training program that emphasizes product knowledge and selling techniques, marketing, accounting, inventory management and administration. All District Sales Managers and Thomas Kinkade Store managers attend training sessions at Thomas Kinkade University and participate in an annual national sales meeting and quarterly regional sales meetings.

     MARKETING PROGRAMS. Each Thomas Kinkade Store keeps a customer list from which it targets direct mailings, including postcards introducing new product releases. The Company designs and sells promotional materials including postcards, catalogs and videotapes to Signature Galleries and independent dealers for sale or direct marketing to consumers. In addition, the Company produces print advertising available to Signature Galleries on a co-op basis. Signature Galleries and other high level independent dealers may pay to participate in regional events (including appearances by Thomas Kinkade) organized by the Company from time to time. In addition, the Company benefits from advertising funded by its strategic business partners, such as Hallmark's Christmas 1997 television and print advertising campaign and a number of exclusive shows on QVC.

     THOMAS KINKADE COLLECTORS' SOCIETY. The Company sponsors and operates a collector's club for consumers of Thomas Kinkade products. As of March 31, 1998, the Thomas Kinkade Collectors Society had over 20,700 members. Members pay an annual membership fee of $45 and receive quarterly newsletters that keep them informed about Mr. Kinkade's artwork, including upcoming releases and events. Members also have the opportunity to purchase "members only" product offerings.

MANUFACTURING AND PRODUCTION

     The Company manufactures canvas lithographs and assembles, warehouses and ships its lithograph products from its production facility in San Jose, California. Most of the Company's three-dimensional products and gift items, as well as its paper lithographs, are manufactured by third parties under manufacturing or licensing arrangements.

     The Company's proprietary manufacturing process for a canvas lithograph begins with an original Thomas Kinkade painting. An independent photographer photographs the painting and produces a transparency. The transparency then goes to a digitizing facility for the creation of a color separation. The color separation is reviewed and approved by Thomas Kinkade, who works with an independent printer and the Company's artistic team to develop a paper lithograph that best represents the original painting. The paper lithographs are then printed and sent to the Company's warehouse facilities, where they are sent through a double authentication signing process, inspected, transferred to canvas and hand-highlighted. The manufacturing process takes approximately five days to complete. The Company then frames and ships finished canvas lithographs in accordance with order specifications. Third party vendors supply the frames, paper, canvas, paint and other raw materials and components used by the Company in its lithograph production process. The failure of any of these third party vendors to produce products that meet the Company's specifications could result in lower sales or otherwise adversely affect consumer perceptions of the Company's brand and products. There can be no assurance that the Company will not encounter shortages in the future, and any prolonged shortage in frames or other materials could have a material adverse effect on the Company.

     The Company is committed to assuring that its products meet its quality standards and continually evaluates its manufacturing processes to maintain quality control. Systematic quality control procedures are in place at various points in the manufacturing process, including spot inspections and regular inspection check stations. In order to improve quality control, shorten production time and increase capacity, the Company intends to automate certain portions of its production process, invest in packaging, conveyance, barcoding and MIS equipment and develop further improvements in the lithograph manufacturing process. In addition, the Company is considering vertically integrating certain of its manufacturing processes. The majority of the Company's inventory is comprised of paper lithographs and frames.

SYSTEMS

     The Company uses JD Edwards software on an IBM AS/400 computer system in order to provide integrated order processing, production, manufacturing, financial management and distribution functions for the Company's business. The Company recently upgraded its JD Edwards suite of software in order to be Year 2000 compliant and plans to upgrade its AS/400 within the next six months in order to increase operating capacity. In addition, the Company recently completed installation of a new retail management software system in its Thomas Kinkade Stores to process point-of-sale transactions, provide real-time information and enhance inventory and office management.

BACKLOG

     Because the Company generally ships its products within a short period after receipt of an order, the Company does not have a material backlog of unfilled orders, and sales in any quarter are substantially dependent on orders booked in that quarter.

LICENSE WITH THOMAS KINKADE

     The Company entered into the New License Agreement with Thomas Kinkade, effective as of December 3, 1997, the material terms of which are discussed below. Under the New License Agreement Thomas Kinkade granted the Company perpetual and exclusive rights to each image produced by Mr. Kinkade under the New License Agreement, as well as to the library of over 170 existing Thomas Kinkade images, subject to certain exceptions. In particular, the Company has the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use the name and likeness of the artist in promoting the sale of its products and development of any brand name associated with Mr. Kinkade. The New License Agreement requires Mr. Kinkade to deliver 150 paintings to the Company during the period commencing December 3, 1997 and ending 15 years thereafter, with at least 10 paintings to be delivered during each of the first five years. Mr. Kinkade has the right to approve the Company's products based upon his artwork, as well as promotional materials, business plans and strategic relationships relating to such products or the use of his name or likeness. Mr. Kinkade retains ownership of the original paintings he produces.

     The New License Agreement permits Mr. Kinkade to reproduce up to two pieces annually to raise money for the City of Placerville, California. Mr. Kinkade also retained the right to use his name, likeness and certain artwork in association with non-profit organizations. In addition, Mr. Kinkade retained the right to use his name in connection with for-profit ventures with the Company's prior consent, provided that he first offers the opportunity to the Company. Mr. Kinkade is otherwise subject to a non-compete agreement with the Company under the New License Agreement.

     The principal terms of the New License Agreement are as follows: Mr. Kinkade is entitled to 4.5% of the Company's net sales through May 8, 2000, and 5.0% of the Company's net sales thereafter, provided that if the Company's net sales should exceed $500 million, Mr. Kinkade would also be entitled to receive 1.0% of any excess amount. To encourage timely delivery of paintings, commencing April 1, 1998, Mr. Kinkade will receive 25.0% of the Company's consolidated operating margin in excess of 23.0%, if any, if Mr. Kinkade delivers all paintings at least 12 weeks ahead of the applicable scheduled release date during the subject fiscal year. Mr. Kinkade also will receive 65.0% of the wholesale gross profit margin of any Studio Proof products through May 8, 2000 and 35.0% of such margin thereafter. In addition, Mr. Kinkade is entitled to receive 50.0% of the retail value of any Masters Edition products. The Company must pay Mr. Kinkade $25,000 for each new painting and pay for his studio rent and office support. The Company receives all of the licensing income from the licensing of products that incorporate Thomas Kinkade's images. Subject to stockholder approval, to be sought after the date of this Form 10-K, Mr. Kinkade was granted a 15-year option to purchase 600,000 shares of Common Stock at $12.375, the closing price of the Common Stock on December 3, 1997.

     The New License Agreement is terminable by either party after failure by the other party for 90 days to cure a material breach of the agreement. In addition, Mr. Kinkade may terminate the New License Agreement in the event of the Company's insolvency or upon a change of control of the Company. A change in control is defined to occur on the date when any person or group (as defined in Rule 13(d)(3) under the Securities Exchange Act of 1934) beneficially owns (as defined in such Rule) a number of shares of Common Stock in excess of the number of shares then beneficially owned by Mr. Kinkade. The computation excludes stockholders as of December 3, 1997, to the extent of their beneficial holdings of Common Stock as of such date. The right of termination may not be invoked by Mr. Kinkade if it is triggered as a result of Mr. Kinkade's transfer of shares. After December 3, 2012, the perpetual nature of the New License Agreement may be terminated by Mr. Kinkade if the Company engages in any material business enterprises unrelated to his work or brand name to which he objects. Upon any termination of the New License Agreement by Mr. Kinkade, the Company would be prohibited from selling any products based upon Mr. Kinkade's artwork, other than the Company's then existing product inventory.

     The New License Agreement superseded the Company's previous license and royalty arrangements with Mr. Kinkade. Mr. Kinkade is also compensated as the Company's Creative Director.

COMPETITION

     The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. The Company's products compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home decor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies together with the lack of significant barriers to entry may result in increased competition. The Company intends to open Thomas Kinkade Stores and/or add Signature Galleries in geographic markets where it has little or no experience and, as a result, it may encounter competitive challenges that it has not experienced to date. Such competition could have a material adverse effect on the Company. Some of the Company's competitors have substantially greater resources than the Company, including name recognition and capital resources, have more diversified product offerings and sell their products through broader distribution channels than the Company. The Company's business depends substantially on its ability to produce on an ongoing basis a wide variety of products that appeal to a broad range of consumers who can gain ready access to such products.

EMPLOYEES

     As of March 31, 1998, the Company had 420 employees, including 121 in manufacturing and distribution, 117 in sales and marketing, 127 in retail sales and administration and 55 in corporate administration. The Company believes that its labor relations are satisfactory and has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     The Company's manufacturing, distribution, sales and marketing, administration and executive offices are located in four leased facilities in San Jose and Monterey, California with an aggregate of 135,000 square feet. As of March 31, 1998, the Company's retail operations were located in 19 leased sites throughout the United States ranging from 144 to 2,700 square feet, with an aggregate of approximately 19,000 square feet. In addition, the Company expects to enter into leases for new retail sites and for approximately 75,000 square feet of manufacturing and distribution facilities through the end of fiscal 1999.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which, individually or in the aggregate, are believed to be material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on August 10, 1994 under the Nasdaq symbol ARTS. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq:

    Year Ended
    March 31,                                                High             Low
    ----------                                               ----             ---
 1997
 ----
 First Quarter                                                3.25            2.625
 Second Quarter                                               2.875           1.313
 Third Quarter                                                2.875           1.438
 Fourth Quarter                                               5.125           2.438

 1998
 ----
 First Quarter                                                5.125           3.75
 Second Quarter                                               6.125           3.875
 Third Quarter                                               17               6.5
 Fourth Quarter                                              21.25           11.375

     As of May 31, 1998, there were approximately 212 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                            Media Arts Group, Inc.
                          Selected Financial Data (1)

                                                      Year    Three mths
                                                     ended      ended                     Year ended March 31,
                                                     Dec. 31  March 31,   ---------------------------------------------------
    (In thousands, except per share data)              1993     1994         1995         1996          1997           1998
-----------------------------------------------    ---------  --------    ---------    ---------     ---------      ---------
STATEMENT OF OPERATIONS DATA: (1)
Net sales                                          $  16,705  $  6,258    $  33,485    $  39,752     $  47,018      $  82,650
Cost of sales                                          5,531     2,166       10,330       13,343        16,760         27,220
                                                   ---------  --------    ---------    ---------     ---------      ---------
Gross profit                                          11,174     4,092       23,155       26,409        30,258         55,430
                                                   ---------  --------    ---------    ---------     ---------      ---------
Operating expenses
  Selling and marketing expenses                       3,904     1,571        6,685       10,028        12,784         19,781
  General and administrative expenses                  3,234     1,473       10,073       10,834        10,683         15,457
  Bonuses to S Corporation stockholders                1,256         -            -            -             -              -
                                                   ---------  --------    ---------    ---------     ---------      ---------
  Total operating expenses                             8,394     3,044       16,758       20,862        23,467         35,238
                                                   ---------  --------    ---------    ---------     ---------      ---------
Operating income                                       2,780     1,048        6,397        5,547         6,791         20,192
Interest expense                                        (163)     (389)        (870)      (1,447)       (2,348)        (1,612)
Gain on sale and leaseback                                 -         -            -            -             -            997
Foreign exchange losses                                    -         -            -          (42)          (31)           (93)
                                                   ---------  --------    ---------    ---------     ---------      ---------
Income before income taxes                             2,617       606        5,527        4,058         4,412         19,484
Provision for income taxes                               109        75        1,513        1,603         1,768          7,209
                                                   ---------  --------    ---------    ---------     ---------      ---------
Income from continuing operations
  before extraordinary loss                            2,508       531        4,014        2,455         2,644         12,275
Discontinued operations                                    -       (30)         (53)      (3,128)      (13,630)             -
Extraordinary loss                                         -         -         (172)           -             -         (1,296)
                                                   ---------  --------    ---------    ---------     ---------      ---------
Net income (loss)                                   $  2,508    $  501     $  3,789     $  (673)   $   (10,986)     $  10,979
                                                   ---------  --------    ---------    ---------     ---------      ---------

Income from continuing operations
  before extraordinary loss per share:
  Basic (2) (3)                                      $  0.32   $  0.07      $  0.44      $  0.25       $  0.26        $  1.10
  Diluted (2) (3)                                    $  0.31   $  0.06      $  0.42      $  0.25       $  0.26        $  1.04
Net income (loss) per share:
  Basic (2) (3)                                      $  0.32   $  0.06      $  0.42     $  (0.07)     $  (1.10)       $  0.98
  Diluted (2) (3)                                    $  0.31   $  0.06      $  0.40     $  (0.07)     $  (1.09)       $  0.93
Shares used in per share calculations:
  Basic (2)                                            7,795     8,026        9,130        9,756         9,991         11,190
                                                   ---------  --------    ---------    ---------     ---------      ---------
                                                   ---------  --------    ---------    ---------     ---------      ---------
  Diluted (2)                                          8,183     8,464        9,479        9,906        10,108         11,850
                                                   ---------  --------    ---------    ---------     ---------      ---------
                                                   ---------  --------    ---------    ---------     ---------      ---------

SELECTED OPERATING DATA:
Net sales:
  Wholesale - Signature                            $       -  $      -    $       -    $     340     $   3,147      $  19,748
  Wholesale - Other                                $  16,056  $  5,469    $  27,589    $  25,683     $  28,326      $  42,335
  Retail                                           $     649  $    789    $   5,896    $  13,729     $  15,545      $  20,567
Percent of total net sales:
  Wholesale - Signature                                    -         -            -          0.9%          6.7%          23.9%
  Wholesale - Other                                     96.1%     87.4%        82.4%        64.6%         60.2%          51.2%
  Retail                                                 3.9%     12.6%        17.6%        34.5%         33.1%          24.9%

Number of Thomas Kinkade Stores (4)                        5         7            7           15            16             19
Retail sales per square foot (4) (5)                       -         -       $  993       $  986      $  1,193       $  1,495
Number of Signature Galleries (6)                          -         -            -            -            17             74

                                                                                         March 31,
                                                     Dec. 31
    (In thousands)                                     1993      1994          1995         1996          1997           1998
---------------------------------------------------  -------    ------      --------       -------        -------      --------
BALANCE SHEET DATA: (1)
Cash and cash equivalents                             $  801    $   847     $  1,552       $   382        $   374      $ 16,401
Working capital (7)                                    4,442     (2,229)       4,239         3,891          6,982        30,676
Total assets                                          12,871     18,764       31,271        36,658         23,061        51,339
Long-term debt less current portion (8)                5,216      3,326        3,166         9,610          5,809         1,200
Total stockholders' equity                             3,998      2,562       18,033        15,578          5,890        35,119

(1) Restated to reflect (i) discontinuance of John Hine Limited during the year ended March 31, 1997, and (ii) acquisitions during the year ended March 31, 1996 which have been accounted for as a pooling of interests. See Item 7 and Notes 2 and 3 of "Notes to Financial Statements".

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings per share.

(3) For the year ended December 31, 1993 and the three months ended March 31, 1994 certain subsidiaries of the Company were S Corporations.

(4) In fiscal 1996, the Company acquired seven galleries which are included in the number of Thomas Kinkade Stores commencing with the fiscal year ended March 31, 1996. Since these galleries were acquired in transactions accounted for as a pooling of interests, the operating results of these galleries are included in the Company's Consolidated Statement of Income in all prior periods.

(5)  Includes sales by Thomas Kinkade Stores open for 12 or more months.

(6)  Includes only Signature Galleries which have opened at retail.

(7)  Excludes net assets of discontinued operations.

(8) Amount is net of unamortized deferred debt discount. See Note 6 of Notes to Consolidated Financial Statements.

Quarterly data for the Company for the years ended March 31, 1997 and 1998 is presented under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" on page 1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in 1990 primarily to manufacture, market and distribute paper lithographs of Thomas Kinkade's artwork. The Company's net sales have grown rapidly as a result of growing consumer awareness and acceptance of Thomas Kinkade's paintings, the Company's penetration of the gifts and collectibles retail distribution channels and the introduction of the framed canvas lithograph. The Company has continued to expand its Thomas Kinkade product line to include home decorative accessories, collectibles and gift products featuring the art of Thomas Kinkade. The Company's principal products currently include limited and open edition canvas and paper lithograph reproductions of the art of Thomas Kinkade. In addition, the Company offers a line of gift and home accessory products. In fiscal 1998, limited edition canvas and paper lithograph sales accounted for 69.2% of the Company's net sales.

     Since its inception, the Company has focused on controlled distribution. The Company currently distributes its products through Thomas Kinkade Stores, independently owned Signature Galleries and other independent dealers. In 1993, the Company initiated the development of Company owned Thomas Kinkade Stores, which exclusively sell Thomas Kinkade products. The Company currently has 19 Thomas Kinkade Stores located in California, Hawaii, Minnesota, Missouri and Illinois, and currently plans to open 12 additional Thomas Kinkade Stores in fiscal 1999 in strategic mall locations, downtown shopping areas and high tourist traffic areas. Thomas Kinkade Stores generally range in size from 1,000 square feet to 2,200 square feet. Build-out expenses are anticipated generally to range from approximately $75,000 to $150,000 per store, excluding inventory. In addition, pre-opening costs are anticipated generally to range from $50,000 to $75,000 per store. It is the Company's policy to expense pre-opening costs as they are incurred. As a result, quarterly operating results may fluctuate as a result of the number of Thomas Kinkade Stores opened during a given quarter. In fiscal 1998, Thomas Kinkade Stores accounted for 24.9% of the Company's net sales, compared to 33.1% in fiscal 1997. There can be no assurance that the Company will be able to open its planned Thomas Kinkade Stores or that such stores will operate on a profitable basis.

     In 1996, in an effort to accelerate expansion of distribution, the Company initiated its Thomas Kinkade Signature Gallery program. These independently owned and operated Signature Galleries are modeled on Thomas Kinkade Stores and exclusively sell Thomas Kinkade products. As of March 31, 1998, there were 74 Signature Galleries. The Company currently plans to add approximately 100 additional Signature Galleries, including through the conversion of existing independent dealers, through the end of fiscal 1999. Since Signature Galleries are independently owned, the Company does not incur any build-out expense in connection with their opening. Signature Galleries are required to make an initial advance purchase of inventory of between $25,000 and $75,000, as well as annual minimum purchases of $100,000 per location. In fiscal 1998, sales to Signature Galleries accounted for 23.9% of the Company's net sales, compared to 6.7% in fiscal 1997. There can be no assurance that the Company will be able to identify suitable owners for its planned Signature Galleries expansion or that such owners will become effective distributors for the Company's products.

     The Company also markets its products through approximately 2,500 independent dealers organized into various incentive and commitment levels and through QVC, a cable television shopping network. Additionally, the Company has established key strategic alliances with major retailers such as Avon and Hallmark to expand brand recognition and generate revenues.

     The Company's cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties. Although the Company may realize economies of scale as unit volumes increase, cost of sales may increase as a percentage of net sales as the Company expands its open edition products, which historically have had lower gross margins than limited edition products.

     Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses. General and administrative expenses consist primarily of salaries and bonuses, rent and professional services such as legal and accounting fees. The Company expects that efforts to expand distribution will result in increased selling and marketing and general and administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales (restated to reflect the discontinuance of John Hine Limited):

                                                                    Year Ended March 31,
                                                              -----------------------------------
                                                               1996           1997           1998
                                                              -----          -----          -----
Net sales...............................................      100.0%         100.0%         100.0%
Cost of sales...........................................       33.6           35.6           32.9
                                                              -----          -----          -----
 Gross margin...........................................       66.4           64.4           67.1
                                                              -----          -----          -----

Selling and marketing expenses..........................       25.2           27.2           23.9
General and administrative expenses.....................       27.3           22.7           18.8
                                                              -----          -----          -----
 Total operating expenses...............................       52.5           49.9           42.7
                                                              -----          -----          -----

Operating income........................................       13.9           14.5           24.4
Interest expense........................................       (3.6)          (5.0)          (1.9)
Gain on sale and leaseback..............................        -              -              1.2
Foreign exchange losses.................................       (0.1)          (0.1)           0.1
                                                              -----          -----          -----
Income from continuing operations before income
  taxes.................................................       10.2            9.4           23.6
Provision for income taxes..............................        4.0            3.8            8.7
                                                              -----          -----          -----
Income from continuing operations before
  extraordinary loss....................................        6.2            5.6           14.9
Discontinued operations.................................       (7.9)         (29.0)           -
Extraordinary loss......................................        -              -             (1.6)
                                                              -----          -----          -----
Net income (loss).......................................       (1.7)%        (23.4)%         13.3%
                                                              -----          -----          -----
                                                              -----          -----          -----

     NET SALES. Net sales from continuing operations were $39.8 million, $47.0 million and $82.6 million for fiscal 1996, 1997 and 1998, respectively.
 Net sales to wholesale customers increased 97.3% from fiscal 1997 to fiscal 1998. Net sales to wholesale accounts include sales to Signature Galleries, sales to other independent galleries, sales to QVC and revenue generated from licensing arrangements. Increased sales to Signature Galleries accounted for $16.6 million of the increase in wholesale sales. The remainder of the increase was primarily due to an increase in the number of other independent dealers and increased sales to existing accounts. Unit volume also increased in fiscal 1998 due to a change to multiple size releases for each edition. Retail sales through Thomas Kinkade Stores increased 32.3% from fiscal 1997 to fiscal 1998 due primarily to an increase in the number of units sold, a shift in the retail product price mix towards higher priced editions and the opening of 3 new retail stores during fiscal 1998.

     Net sales to wholesale customers increased 20.9% from fiscal 1996 to fiscal 1997. Sales to Signature Galleries accounted for $2.8 million of the increase. The remainder of the increase was primarily due to an increase in the number of wholesale accounts and increased sales to existing wholesale accounts. Retail sales through Thomas Kinkade Stores increased 13.2% from fiscal 1996 to fiscal 1997 due to an increase in the number of units sold and to an increase in product prices during fiscal 1997.

     GROSS MARGIN. Gross margin was 66.4%, 64.4% and 67.1% in fiscal 1996, 1997 and 1998, respectively. The increase in gross margin from fiscal 1997 to fiscal 1998 was primarily due to efficiencies resulting from increased sales volumes, as well as improved management of labor and manufacturing processes resulting from the hiring of more experienced management. Gross margin also improved as a result of the outsourcing of the manufacturing of certain open edition products. Gross margin declined from fiscal 1996 to fiscal 1997 as a result of the introduction of lower priced products in connection with the Company's strategy to leverage its library of Thomas Kinkade images. Gross margin in fiscal 1997 was also adversely affected by a temporary loss of efficiency during the consolidation of the Company's administrative functions with the manufacturing facility in San Jose. These additional costs were partly offset by efficiencies gained from increased sales volumes.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $10.0 million, $12.8 million and $19.8 million in fiscal 1996, 1997 and 1998, respectively. Expressed as a percentage of net sales, selling and marketing expenses were 25.2%, 27.2% and 23.9% in fiscal 1996, 1997 and 1998, respectively. The 54.7% increase in absolute selling and marketing expenses in fiscal 1998 as compared to fiscal 1997 was due primarily to higher compensation costs associated with higher sales levels and higher advertising and promotion costs. The decrease in selling and marketing costs as a percentage of net sales in fiscal 1998 was due primarily to the fact that a significant portion of the compensation of the Company's sales force is fixed and, as a result, selling and marketing expenses increased at a slower rate than net sales.

     The 27.5% increase in selling and marketing expenses in fiscal 1997 as compared to fiscal 1996 was due to higher compensation costs associated with the Company's efforts to expand sales volumes through an increase in the number of customers as well as through new channels of distribution. In addition, the Company experienced inefficiencies when it reduced its in-house sales force subsequent to the discontinuance of John Hine Limited in September 1996. During fiscal 1997, the Company also incurred additional marketing costs as part of the development of the Signature Gallery program.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $10.8 million, $10.7 million and $15.5 million in fiscal 1996, 1997 and 1998, respectively. Expressed as a percentage of net sales, general and administrative expenses were 27.3%, 22.7% and 18.7% in fiscal 1996, 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of net sales from fiscal 1997 to fiscal 1998 was due to the leveraging of relatively fixed costs over a higher sales base. The 44.7% increase in absolute general and administrative expenses from fiscal 1997 to fiscal 1998 was due to payments under incentive compensation plans as a result of higher profitability and to other costs related to expansion, such as increased headcount and rent costs.

     The decrease in general and administrative expenses from fiscal 1996 to fiscal 1997 was a result of various cost cutting programs, such as the consolidation of the Company's administrative operations in San Jose in fiscal 1997, partially offset by increased costs due to the Company's expanding level of activity. Fiscal 1996 expenses also included approximately $450,000 of charges related to a reduction in headcount.

     INTEREST EXPENSE. Interest expense was $1.4 million, $2.3 million and $1.6 million in fiscal 1996, 1997 and 1998, respectively. The decrease from fiscal 1997 to fiscal 1998 was due to a reduction in the Company's borrowings under lines of credit and secured notes, offset by an increase in non-cash amortization of debt issuance costs resulting from the refinancing of the Company's long-term debt in February 1997. The increase from fiscal 1996 to fiscal 1997 was due to higher interest rates on the Company's long-term debt due to covenant defaults, as well as to an increase in the amount of amortization of debt discount.

     SALE AND LEASEBACK. In July 1997, the Company exercised an option to purchase its leased San Jose, California facility. The Company subsequently sold the facility and entered into a four year lease agreement with the purchaser. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.

     PROVISION FOR INCOME TAXES. The provision for income taxes as percentage of income before income taxes decreased from 39.5% in fiscal 1996 and 40.1% in fiscal 1997 to 37.0% in fiscal 1998.

     DISCONTINUED OPERATIONS. In September 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom company which was acquired in December 1993 and which manufactured and distributed collectible miniature cottages and similar products. The Company recorded a loss on disposal of the segment of $12.2 million, including a tax benefit of $2.4 million and a write-off of intangible assets with a net book value of $8.4 million.

     EXTRAORDINARY ITEM. In February 1998, the Company recorded a non-cash write-off of deferred debt discount of $1.3 million (net of income tax benefit of $761,000) as an extraordinary item on the repayment of secured notes using proceeds from the Company's February 1998 public offering.

SEASONALITY

     The following table sets forth the Company's unaudited summary quarterly data for each quarter of fiscal 1997 and 1998 (restated to reflect the discontinuance of John Hine Limited).

                                                       Year Ended March 31, 1997              Year  Ended March 31, 1998
                                               ---------------------------------------  ---------------------------------------
(UNAUDITED, IN THOUSANDS EXCEPT PER             June     September  December    March     June    September  December    March
         SHARE AMOUNTS)                        Quarter    Quarter    Quarter   Quarter   Quarter   Quarter    Quarter   Quarter
-------------------------------------------    -------   ---------  --------  --------  --------  --------  ---------  --------
Net sales                                      $ 8,718   $ 11,323   $ 15,471  $ 11,506  $ 13,189  $ 17,224  $ 26,796   $ 25,441
Cost of sales                                    3,697      4,057      5,228     3,778     4,208     5,684     8,920      8,408
                                               -------   --------   --------  --------  --------  --------  --------   --------
Gross profit                                     5,021      7,266     10,243     7,728     8,981    11,540    17,876     17,033
                                               -------   --------   --------  --------  --------  --------  --------   --------
Operating expenses
  Selling and marketing expenses                 3,098      3,031      3,502     3,153     3,342     4,424     5,337      6,678
  General and administrative expenses            2,274      2,474      2,833     3,102     2,794     3,120     5,516      4,027
                                               -------   --------   --------  --------  --------  --------  --------   --------
    Total operating expenses                     5,372      5,505      6,335     6,255     6,136     7,544    10,853     10,705
                                               -------   --------   --------  --------  --------  --------  --------   --------

Operating income (loss)                           (351)     1,761      3,908     1,473     2,845     3,996     7,023      6,328
Interest expense                                  (516)      (564)      (669)     (599)     (688)     (475)     (275)      (174)
Gain on sale and leaseback                           -          -          -         -         -       997         -          -
Foreign exchange gains (losses)                    (62)         -       (146)      177       (61)       45       (77)         -
                                               -------   --------   --------  --------  --------  --------  --------   --------
Income (loss) from continuing operations
  before income taxes                             (929)     1,197      3,093     1,051     2,096     4,563     6,671      6,154
Provision for income taxes                        (365)       470      1,289       374       765     1,690     2,482      2,272
                                               -------   --------   --------  --------  --------  --------  --------   --------
Income (loss) from continuing
   operations                                     (564)       727      1,804       677     1,331     2,873     4,189      3,882
Discontinued operations                           (791)   (12,839)         -         -         -         -         -          -
Extraordinary loss                                   -          -          -         -         -         -         -     (1,296)
                                               -------   --------   --------  --------  --------  --------  --------   --------
Net income (loss)                              $(1,355)  $(12,112)  $  1,804  $    677  $  1,331  $  2,873  $  4,189   $  2,586
                                               -------   --------   --------  --------  --------  --------  --------   --------
                                               -------   --------   --------  --------  --------  --------  --------   --------
Income (loss) from continuing
  operations per share (diluted)               $ (0.06)  $   0.07   $   0.18  $   0.06  $   0.12  $   0.25  $   0.35   $   0.30
Net income (loss) per share (diluted)          $ (0.14)  $  (1.23)  $   0.18  $   0.06  $   0.12  $   0.25  $   0.35   $   0.20
Shares used in computation of earnings
  per share                                      9,867      9,992      9,932    10,639    11,294    11,298    12,004     12,805
                                               -------   --------   --------  --------  --------  --------  --------   --------
                                               -------   --------   --------  --------  --------  --------  --------   --------

                                                 June    September  December   March      June    September December    March
       As a Percentage of Sales                Quarter    Quarter    Quarter  Quarter    Quarter   Quarter   Quarter   Quarter
-------------------------------------------    -------   ---------  --------  --------  --------  --------  ---------  --------
Net sales                                        100.0%     100.0%     100.0%    100.0%    100.0%    100.0%    100.0%     100.0%
Cost of sales                                     42.4       35.8       33.8      32.8      31.9      33.0      33.3       33.0
                                                 -----      -----      -----     -----     -----     -----     -----      -----
Gross profit                                      57.6       64.2       66.2      67.2      68.1      67.0      66.7       67.0
                                                 -----      -----      -----     -----     -----     -----     -----      -----
Operating expenses
  Selling and marketing expenses                  35.5       26.8       22.6      27.4      25.3      25.7      19.9       26.2
  General and administrative expenses             26.1       21.8       18.3      27.0      21.2      18.1      20.6       15.9
                                                 -----      -----      -----     -----     -----     -----     -----      -----
    Total operating expenses                      61.6       48.6       40.9      54.4      46.5      43.8      40.5       42.1
                                                 -----      -----      -----     -----     -----     -----     -----      -----

Operating income (loss)                           (4.0)      15.6       25.3      12.8      21.6      23.2      26.2       24.9
Interest expense                                  (5.9)      (5.0)      (4.3)     (5.2)     (5.2)     (2.8)     (1.0)      (0.7)
Gain on sale and leaseback                           -          -          -         -         -       5.8         -          -
Foreign exchange gains (losses)                   (0.7)         -       (0.9)      1.5      (0.5)      0.3      (0.3)         -
                                                 -----      -----      -----     -----     -----     -----     -----      -----
Income (loss) from continuing operations
  before income taxes                            (10.6)      10.6       20.1       9.1      15.9      26.5      24.9       24.2
Provision for income taxes                        (4.2)       4.2        8.3       3.3       5.8       9.8       9.3        8.9
                                                 -----      -----      -----     -----     -----     -----     -----      -----
Income (loss) from continuing
   operations                                     (6.4)       6.4       11.8       5.8      10.1      16.7      15.6       15.3
Discontinued operations                           (9.1)    (113.4)         -         -         -         -         -          -
Extraordinary loss                                   -          -          -         -         -         -         -       (5.1)
                                                 -----      -----      -----     -----     -----     -----     -----      -----
Net income (loss)                                (15.5)%   (107.0)%     11.8%      5.8%     10.1%     16.7%     15.6%      10.2%
                                                 -----      -----      -----     -----     -----     -----     -----      -----
                                                 -----      -----      -----     -----     -----     -----     -----      -----

     Net sales during the quarter ended June 30, 1996 were lower as the Company accelerated the production of some higher-priced products during the preceding quarter. As a result, cost of sales, selling and marketing expenses and general and administrative expenses all increased significantly as a percentage of net sales as compared to other quarters.

     The Company discontinued the operations of John Hine Limited during the quarter ended September 30, 1996, resulting in an after-tax loss of $12.2 million in addition to net losses of discontinued operations of $594,000 for that quarter.

     The Company repaid certain secured notes during the quarter ended March 31, 1998 prior to their scheduled maturity, resulting in the recognition of an after-tax extraordinary loss of $1.3 million for the write-off of unamortized deferred debt discount.

     The Company's business has experienced, and is expected to continue to experience, significant seasonality. The Company's net revenues are generally higher in the September and December quarters and lower in the March and June quarters. In addition, the Company's quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors, including demand for the art of Thomas Kinkade and the Company's Thomas Kinkade products (including new product categories and series), the Company's ability to achieve its expansion plans, the timing, mix and number of new product releases, the timing of the opening of new Thomas Kinkade Stores and the expensing of the associated pre-opening costs, the successful implementation of the Signature Gallery program and expansion of distribution generally, the Company's ability to implement strategic business alliances, the Company's ability to hire and train new manufacturing, sales and administrative personnel, continued implementation of manufacturing efficiencies, timing of product deliveries and the incurrence of other operating costs. The Company's results of operations may also fluctuate based on extraordinary events, such as the discontinuance of the operations of John Hine limited. Accordingly, the results of operations in any one quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, since a significant portion of the Company's revenues are generated from orders received in the quarter, sales in any quarter are substantially dependent on orders booked in that quarter.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's primary sources of funds have been from the issuance of stock, incurrence of debt and, more recently, from its operations. The Company had working capital of $30.7 million at March 31, 1998 compared to $7.9 million at March 31, 1997.

     Net cash provided by operations for fiscal 1998 was $11.6 million consisting of $10.7 million provided by continuing operations and $890,000 provided by discontinued operations. Net cash provided by continuing operations consisted primarily of income from continuing operations adjusted by increases in income taxes payable, accrued compensation costs and accounts payable and receipt of an income tax refund partly offset by increases in account receivable and inventory. Net cash provided by operations for fiscal 1997 was $3.2 million consisting of $785,000 provided by continuing operations and $2.4 million provided by discontinued operations. Net cash provided by continuing operations consisted primarily of income from continuing operations adjusted by an increase in accounts receivable partly offset by increases in prepaid expenses and income tax assets. Net cash used in operations for fiscal 1996 was $6.9 million consisting of $388,000 used in operations and $6.5 million used in discontinued operations. Net cash used in continuing operations consisted primarily of adjustments for increases in accounts receivable and payments to related parties which were offset in part by income from continuing operations.

     Net cash used in investing activities was $364,000, $719,000 and $1.6 million in fiscal 1996, 1997 and 1998, respectively. The Company's investing activities have primarily related to capital expenditures for property and equipment. In fiscal 1998, the Company also received net proceeds of $1.6 million under a sale and leaseback transaction. The Company anticipates that total capital expenditures in fiscal 1999 will be approximately $8.0 million, and will relate to continued manufacturing and infrastructure investments as well as to the opening of new retail locations and upgrades to management information systems.

     Net cash provided by financing activities was $6.1 million in fiscal 1998 and related primarily to $18.3 million from the issuance of common stock partly offset by repayment of $2.7 million of borrowings under lines of credit and $9.5 million under notes payable. Net cash used in financing activities was $2.5 million in fiscal 1997 and related primarily to repayment of borrowings under lines of credit and notes payable. Net cash provided by financing activities was $6.1 million in fiscal 1996 and related primarily to $1.8 million borrowed under lines of credit and $8.0 million borrowed under notes payable partly offset by repayment of $2.6 million borrowed under secured notes payable.

     The Company has a $10.0 million secured line of credit with CIT Group/Business Credit, Inc. (the "Senior Debt"). Borrowing capacity under the Senior Debt is based on eligible accounts receivable and inventory and aggregated $10.0 million as of March 31, 1998. The Company's indebtedness under bank lines of credit was $2.7 million as of March 31, 1997 which was fully repaid as of March 31, 1998. Cash on hand as of March 31, 1998 aggregated $16.4 million.

     The Company's working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that existing borrowing capacity under lines of credit, together with cash on hand and revenues from operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999. However, there can be no assurance that the Company will not seek additional capital in the future as a result of expansion or otherwise.

     In fiscal 1998 the Company upgraded its JD Edwards suite of software in order to be Year 2000 compliant. The Company does not expect to incur any additional significant costs in connection with Year 2000 compliance issues.

     The Company has made in this report, and from time to time may otherwise make, statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the intent, belief or current expectations of the Company, its directors and its officers primarily with respect to the Company's operations and financial performance. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Some of the factors may include (i) the Company's dependence on Thomas Kinkade and its lack of product revenue diversification, (ii) risks associated with the Company's expansion of its distribution channels, (iii) the Company's ability to effectively manage expansion, (iv) changes in consumer preferences or spending, (v) fluctuations in operating results, (vi) successful introduction and acceptance of new product lines, (viii) competition from other marketers of home decorative accessories, collectibles and gift products.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement").

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption "INFORMATION ABOUT MEDIA ARTS GROUP, INC.--Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form:
                                                                   Page
     1.   Financial Statements:

          Report of Independent Accountants.......................   21

          Consolidated Balance Sheets at March 31, 1997 and 1998..   22

          Consolidated Statements of Operations for the years
            ended March 31, 1996, 1997 and 1998...................   23

          Consolidated Statements of Stockholders' Equity for the
            years ended March 31, 1996, 1997 and 1998.............   24

          Consolidated Statements of Cash Flows for the years
            ended March 31, 1996, 1997 and 1998...................   25

          Notes to Consolidated Financial Statements..............   26

     2.   Financial Statement Schedules:

          For the years ended March 31, 1996, 1997 and 1998

          SCHEDULE
          --------

          VIII.  Valuation and Qualifying Accounts and Reserves...   35

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.   Exhibits:  See Index to Exhibits on page 36.  The Exhibits
          listed in the accompanying Index to Exhibits are filed   or
          incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

          None

                       REPORT OF INDEPENDENT ACCOUNTANTS


          To the Board of Directors and
            Stockholders of Media Arts Group, Inc.


               In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


          /s/  PRICE WATERHOUSE LLP

          Price Waterhouse LLP
          San Jose, California
          April 27, 1998

                     MEDIA ARTS GROUP, INC.
                  CONSOLIDATED BALANCE SHEETS

                                                                               March 31,
                                                                     -------------------------------
                                                                         1997               1998
                                                                     ------------       ------------
ASSETS
Current assets:
 Cash and cash equivalents.......................................    $    374,000       $ 16,401,000
 Accounts receivable, net of allowance for doubtful accounts and
  sales returns of $2,825,000, and $2,434,000....................       7,394,000         15,841,000
 Receivable from related parties.................................         114,000             78,000
 Inventories (Note 5)............................................       5,415,000          9,094,000
 Net assets of discontinued operations...........................         890,000                  -
 Prepaid expenses and other current assets.......................       1,464,000          2,371,000
 Deferred income taxes (Note 9)..................................       1,581,000          1,878,000
 Income taxes refundable.........................................       2,002,000             33,000
                                                                     ------------       ------------
   Total current assets..........................................      19,234,000         45,696,000
Property and equipment, net (Note 5).............................       3,562,000          5,397,000
Other assets.....................................................         265,000            246,000
                                                                     ------------       ------------
                                                                     $ 23,061,000       $ 51,339,000
                                                                     ------------       ------------
                                                                     ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................    $  2,065,000       $  4,804,000
 Commissions payable.............................................         403,000          1,003,000
 Accrued royalties...............................................       1,213,000            653,000
 Accrued compensation costs......................................         714,000          3,881,000
 Accrued expenses................................................       2,250,000          2,469,000
 Income taxes payable............................................               -          2,210,000
 Borrowings under line of credit (Note 6)........................       2,655,000                  -
 Current portion of long-term debt (Note 6)......................       2,062,000                  -
                                                                     ------------       ------------
   Total current liabilities.....................................      11,362,000         15,020,000
Long-term debt, less current portion (Note 6)....................       4,609,000                  -
Convertible notes payable to related parties (Note 2)............       1,200,000          1,200,000
                                                                     ------------       ------------
   Total liabilities.............................................      17,171,000         16,220,000
                                                                     ------------       ------------

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity: (Note 8)
 Preferred stock, $0.01 par value; 1,000,000 shares authorized;
  none issued or outstanding.....................................               -                  -
 Common stock, $0.01 par value; 20,000,000 shares authorized;
  11,025,527 and 12,667,477 shares issued and outstanding........          69,000             85,000
 Additional paid-in capital......................................      17,176,000         35,410,000
 Accumulated deficit.............................................     (11,355,000)          (376,000)
                                                                     ------------       ------------
   Total stockholders' equity....................................       5,890,000         35,119,000
                                                                     ------------       ------------
                                                                     $ 23,061,000       $ 51,339,000
                                                                     ------------       ------------
                                                                     ------------       ------------

    The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended March 31,
                                                                   -----------------------------------------------
                                                                         1996            1997             1998
                                                                   -------------   -------------       -----------
Net sales......................................................    $  39,752,000   $  47,018,000        82,650,000
Cost of sales..................................................       13,343,000      16,760,000        27,220,000
                                                                   -------------   -------------       -----------
 Gross profit..................................................       26,409,000      30,258,000        55,430,000
                                                                   -------------   -------------       -----------

Operating expenses
 Selling and marketing.........................................       10,028,000      12,784,000        19,781,000
 General and administrative....................................       10,834,000      10,683,000        15,457,000
                                                                   -------------   -------------       -----------
  Total operating expenses.....................................       20,862,000      23,467,000        35,238,000
                                                                   -------------   -------------       -----------

Operating income...............................................        5,547,000       6,791,000        20,192,000
Interest expense...............................................       (1,447,000)     (2,348,000)       (1,612,000)
Gain on sale and leaseback.....................................                -               -           997,000
Foreign exchange losses........................................          (42,000)        (31,000)          (93,000)
                                                                   -------------   -------------       -----------
Income from continuing operations before income taxes..........        4,058,000       4,412,000        19,484,000
Provision for income taxes.....................................        1,603,000       1,768,000         7,209,000
                                                                   -------------   -------------       -----------

Income from continuing operations before extraordinary loss...        2,455,000       2,644,000        12,275,000
Loss from discontinued operations, net of income taxes........       (3,128,000)     (1,385,000)                 -
Loss on disposal of discontinued operations, net of
  income taxes................................................                -     (12,245,000)                 -
Extraordinary loss, net of income taxes.......................                -               -         (1,296,000)
                                                                   -------------   -------------       -----------

Net income (loss).............................................     $   (673,000)   $(10,986,000)      $ 10,979,000
                                                                   -------------   -------------       -----------
                                                                   -------------   -------------       -----------

Basic earnings (loss) per common share:
 Income from continuing operations before extraordinary loss..     $       0.25    $       0.26       $       1.10
 Discontinued operations......................................            (0.32)          (1.36)                 -
 Extraordinary loss...........................................                -               -              (0.12)
                                                                   -------------   -------------       -----------

 Net income (loss)............................................      $      (0.07)   $      (1.10)      $      0.98
                                                                   -------------   -------------       -----------
                                                                   -------------   -------------       -----------

Diluted earnings (loss) per common share:
 Income from continuing operations before extraordinary loss..     $       0.25    $       0.26       $       1.04
 Discontinued operations......................................            (0.32)          (1.35)                 -
 Extraordinary loss...........................................                -               -              (0.11)
                                                                   -------------   -------------       -----------

 Net income (loss)............................................     $      (0.07)   $      (1.09)      $       0.93
                                                                   -------------   -------------       -----------
                                                                   -------------   -------------       -----------

  The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Retained
                                                     Common Stock         Additional    Cumulative    Earnings
                                                   --------------------    Paid-in      Translation  (Accumulated
                                                     Shares     Amount     Capital      Adjustment     Deficit)        Total
                                                   ----------  --------  ------------   ----------   ------------  ------------
Balance at March 31, 1995......................     9,718,875  $ 58,000  $ 15,153,000   $  439,000   $  2,383,000  $ 18,033,000
Adjustment for acquisition of a gallery from a
 related party (Note 2)........................             -         -             -            -     (1,530,000)   (1,530,000)
Issuance of warrants to noteholders............             -         -       570,000            -              -       570,000
Issuance of Common Stock on exercise
 of options....................................           527         -         2,000            -              -         2,000
Issuance of Common Stock on exercise
 of warrants...................................       147,630         -             -            -              -             -
Cumulative translation adjustment..............             -         -             -     (275,000)             -      (275,000)
Distributions to S Corporation stockholders....             -         -             -            -       (549,000)     (549,000)
Net loss.......................................             -         -             -            -       (673,000)     (673,000)
                                                   ----------  --------  ------------   ----------   ------------  ------------

Balance at March 31, 1996......................     9,867,032    58,000    15,725,000      164,000       (369,000)   15,578,000
Issuance of warrants to noteholders ...........             -         -     1,424,000            -              -     1,424,000
Issuance of Common Stock to noteholders for
 cash..........................................       748,693     7,000             -            -              -         7,000
Issuance of Common Stock on exercise
 of options....................................         9,802         -        27,000            -              -        27,000
Issuance of Common Stock on exercise
 of warrants...................................       400,000     4,000             -            -              -         4,000
Cumulative translation adjustment .............             -         -             -     (164,000)             -      (164,000)
Net loss.......................................             -         -             -            -    (10,986,000)  (10,986,000)
                                                   ----------  --------  ------------   ----------   ------------  ------------

Balance at March 31, 1997......................    11,025,527    69,000    17,176,000            -    (11,355,000)    5,890,000
Issuance of Common Stock on exercise
 of options....................................       138,665     1,000       381,000            -              -       382,000
Issuance of Common Stock on exercise
 of warrants...................................         3,285         -        21,000            -              -        21,000
Issuance of Common Stock for cash..............     1,500,000    15,000    17,645,000            -              -    17,660,000
Tax benefit of stock option transactions.......             -         -       187,000            -              -       187,000
Net income.....................................             -         -             -            -     10,979,000    10,979,000
                                                   ----------  --------  ------------   ----------   ------------  ------------

Balance at March 31, 1998......................    12,667,477  $ 85,000 $  35,410,000   $        -   $   (376,000) $ 35,119,000
                                                   ----------  --------  ------------   ----------   ------------  ------------
                                                   ----------  --------  ------------   ----------   ------------  ------------

  The accompanying notes are an integral part of these financial statements

                             MEDIA ARTS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended March 31,
                                                                               ---------------------------------------------
                                                                                   1996            1997             1998
                                                                               -----------     ------------    -------------
Cash flows from operating activities:
 Net income (loss).......................................................      $  (673,000)    $(10,986,000)   $  10,979,000
 Adjustments to reconcile net income (loss) to net cash provided by (used
  in) continuing operating activities:
 Losses from discontinued operations.....................................        3,128,000       13,630,000                -
 Gain on sale and leaseback..............................................                -                -         (997,000)
 Depreciation............................................................          530,000          951,000        1,385,000
 Amortization of deferred debt discount..................................          126,000          459,000          812,000
 Deferred income taxes...................................................           82,000         (522,000)        (297,000)
 Extraordinary write-off of debt discount................................                -                -        1,296,000
 Provision for returns and allowances....................................          391,000          827,000          (23,000)
 Provision for losses on accounts receivable ............................         (229,000)         844,000         (368,000)
 Changes in assets and liabilities net of effects from acquisition of companies:
  Accounts receivable ...................................................       (2,744,000)        (803,000)      (8,056,000)
  Receivables from related parties.......................................          143,000                -           36,000
  Inventories............................................................         (555,000)        (215,000)      (3,679,000)
  Prepaid expenses and other current assets..............................          767,000       (1,048,000)        (907,000)
  Income taxes refundable................................................                -       (2,002,000)       1,969,000
  Other assets...........................................................          (63,000)        (127,000)          19,000
  Accounts payable ......................................................         (189,000)        (487,000)       2,739,000
  Payables to related parties............................................       (1,069,000)               -                -
  Commissions payable....................................................         (593,000)         216,000          600,000
  Accrued compensation costs.............................................                -         (151,000)       3,167,000
  Income taxes payable...................................................         (695,000)               -        2,971,000
  Accrued royalties......................................................          345,000          690,000         (560,000)
  Accrued expenses.......................................................          910,000         (491,000)        (431,000)
                                                                               -----------     ------------    -------------
Net cash provided by (used in) continuing operating activities...........         (388,000)         785,000       10,655,000
Net cash provided by (used in) discontinued operations...................       (6,473,000)       2,398,000          890,000
                                                                               -----------     ------------    -------------
Net cash provided by (used in) operations................................       (6,861,000)       3,183,000       11,545,000
                                                                               -----------     ------------    -------------

Cash flows from investing activities:
 Acquisition of property and equipment...................................         (468,000)        (719,000)      (3,220,000)
 Proceeds from sale and leaseback........................................                -                -        1,647,000
 Proceeds from disposals of property and equipment.......................          104,000                -                -
                                                                               -----------     ------------    -------------
Net cash used in investing activities....................................         (364,000)        (719,000)      (1,573,000)
                                                                               -----------     ------------    -------------
Cash flows from financing activities:
 Proceeds from (repayment of) line of credit.............................        1,817,000       (1,135,000)      (2,655,000)
 Proceeds from (repayment of) notes payable..............................        5,427,000         (700,000)      (9,540,000)
 Repayment of notes payable to related parties...........................          (58,000)               -                -
 Repayment of lease liabilities..........................................         (602,000)        (675,000)               -
 Proceeds from issuance of  Common Stock, net............................                -           38,000       18,250,000
 Payments of distributions to S Corporation  stockholders................         (529,000)               -                -
                                                                               -----------     ------------    -------------
Net cash provided by (used in) financing activities......................        6,055,000       (2,472,000)       6,055,000
                                                                               -----------     ------------    -------------

Net increase (decrease) in cash and cash equivalents.....................       (1,170,000)          (8,000)      16,027,000
Cash and cash equivalents at beginning of year...........................        1,552,000          382,000          374,000
                                                                               -----------     ------------    -------------
Cash and cash equivalents at end of year.................................      $   382,000     $    374,000    $  16,401,000
                                                                               -----------     ------------    -------------
                                                                               -----------     ------------    -------------

Supplemental cash flow disclosures:
 Income taxes paid.......................................................      $ 1,597,000     $    128,000    $   2,395,000
 Interest paid...........................................................        1,151,000        1,816,000          800,000
  Noncash investing activities (Note 10)

  The accompanying notes are an integral part of these financial statements

                            MEDIA ARTS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

   The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of Media Arts Group, Inc. ("MAGI") (incorporated in Delaware on April 28, 1993), its wholly owned subsidiary Thomas Kinkade Stores, Inc. ("TK Stores") (incorporated in California on May 1, 1990) and its majority owned subsidiary John Hine Limited (a United
Kingdom corporation) from the date of acquisition (Note 2).   The Company
disposed of John Hine Limited during the year ended March 31, 1997 (Note 3). The Company designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade.

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

REVENUE RECOGNITION

   Revenue from product sales is recognized upon shipment to the customer. Reserves for estimated future returns, exchanges and credits for marketing and other sales incentives are provided upon shipment.

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

PROPERTY AND EQUIPMENT

   Property and equipment is recorded at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

   Machinery and equipment..........    5 years
   Furniture and fixtures...........    7 years
   Leasehold improvements...........    7 years or life of lease
   Computer equipment...............    5 years
   Automobiles......................    4 or 5 years

LONG-LIVED ASSETS

   On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of this statement had no effect on the Company's financial position or results of operations.

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

EARNINGS PER SHARE

   The Company adopted Statement of Financial Accounting No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS. Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                                                                    Year Ended March 31,
                                                                      -----------------------------------------------
                                                                           1996             1997              1998
                                                                      -----------       -----------      ------------
Numerator:
Income from continuing operations before extraordinary items.......   $ 2,455,000       $ 2,644,000      $ 12,275,000
                                                                      -----------       -----------      ------------
                                                                      -----------       -----------      ------------
Denominator for basic earnings per common share....................     9,756,000         9,991,000        11,190,000
Effect of dilutive securities:
Stock options and warrants.........................................       150,000           117,000           660,000
                                                                      -----------       -----------      ------------
Denominator for diluted earnings per common share..................     9,906,000        10,108,000        11,850,000
                                                                      -----------       -----------      ------------
                                                                      -----------       -----------      ------------

Income from continuing operations before extraordinary items per common share:
Basic..............................................................   $      0.25       $      0.26      $       1.10
                                                                      -----------       -----------      ------------
                                                                      -----------       -----------      ------------
Diluted............................................................   $      0.25       $      0.26      $       1.04
                                                                      -----------       -----------      ------------
                                                                      -----------       -----------      ------------

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt both statements for the year ending March 31, 1999. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company is currently assessing its disclosure requirements under SFAS No. 130 and SFAS No. 131.

PRESENTATION

   Certain prior year amounts have been reclassified to conform to fiscal 1998 presentation.

NOTE 2 - ACQUISITIONS:

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

   Adjustments have been made to eliminate the impact of sales by the Company to the Valley Fair Gallery and the Monterey Galleries, as well as the related profit in inventory. Combined and separate results of the Company and the Monterey Galleries for the periods preceding the acquisition are as follows:

                                                                      Monterey
                                                        Company       Galleries    Adjustments     Combined
                                                    -------------   -----------   ------------   ------------
YEAR ENDED MARCH 31, 1996
 Net sales......................................    $  37,095,000   $ 4,594,000   $ (1,937,000)  $ 39,752,000
 Income from continuing operations before
  extraordinary items...........................        2,165,000       345,000        (55,000)     2,455,000
 Net income (loss)..............................         (963,000)      345,000        (55,000)      (673,000)
 Distributions to S Corporation stockholders....    $           -   $   549,000   $          -   $    549,000

NOTE 3 - DISCONTINUED OPERATIONS

   On September 27, 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom manufacturer and distributor of collectible miniature cottages and similar products. The disposal was accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of John Hine Limited have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The financial statements have been restated to reflect the discontinuance of the John Hine Limited operations. Operating results of discontinued operations are summarized as follows (in thousands):

                                                                     Year ended March 31,
                                                                -----------------------------
                                                                    1996             1997
                                                                ------------     ------------
Net sales of discontinued operations......................      $ 14,249,000     $  6,778,000
                                                                ------------     ------------
                                                                ------------     ------------

Loss from discontinued operations before income taxes.....      $ (5,008,000)    $ (2,253,000)
Benefit from income tax reduction.........................         1,880,000          868,000
                                                                ------------     ------------
Loss from discontinued operations.........................      $ (3,128,000)    $ (1,385,000)
                                                                ------------     ------------
                                                                ------------     ------------

Loss on disposal of discontinued operations before income
  taxes...................................................      $          -     $(14,664,000)
Benefit from income tax reduction.........................                 -        2,419,000
                                                                ------------     ------------
Loss on disposal of discontinued operations...............      $          -     $(12,245,000)
                                                                ------------     ------------
                                                                ------------     ------------

   The income tax benefit attributable to discontinued operations differs from the federal statutory rate due principally to state income taxes for all years presented, and to net operating loss carryforwards not currently recognized for the year ended March 31 1997.

NOTE 4 - RELATED PARTY TRANSACTIONS:

   Certain original art works used for reproductions by the Company have been supplied by a founder of the Company and remain the property of the founder. Royalties paid to the founder by the Company under various licensing agreements aggregated $808,000, $1,159,000, and $3,919,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

NOTE 5 - DETAILS OF BALANCE SHEET COMPONENTS

                                                                March 31,
                                                       -------------------------
                                                          1997           1998
                                                       ----------     ----------
Inventories:
 Raw materials...................................      $  843,000     $  993,000
 Work in process.................................          12,000          8,000
 Finished goods..................................       4,560,000      8,093,000
                                                       ----------     ----------
                                                       $5,415,000     $9,094,000
                                                       ----------     ----------
                                                       ----------     ----------

Property and equipment:
 Machinery and equipment.........................      $  266,000     $  860,000
 Furniture and fixtures..........................       1,124,000      1,529,000
 Leasehold improvements..........................       1,666,000      2,586,000
 Computer hardware and software .................       2,722,000      3,719,000
 Automobiles.....................................          93,000        221,000
                                                       ----------     ----------
                                                        5,871,000      8,915,000
 Less accumulated depreciation...................       2,309,000      3,518,000
                                                       ----------     ----------
                                                       $3,562,000     $5,397,000
                                                       ----------     ----------
                                                       ----------     ----------

   Automobiles, machinery and equipment and computer hardware and software acquired under capital leases aggregated $1,845,000 at March 31, 1996, 1997 and 1998. Accumulated amortization at March 31, 1996, 1997 and 1998 aggregated $224,000, $579,000 and $948,000, respectively.

NOTE 6 - DEBT:

Long-term debt:

                                                       March 31,
                                                         1997
                                                     ------------
 Secured notes, net of unamortized debt discount at
 March 31, 1997 of $2,843,000......................  $  4,557,000
 Convertible notes.................................     1,555,000
 Capital leases....................................       559,000
                                                     ------------
                                                        6,671,000
 Less current portion..............................     2,062,000
                                                     ------------
                                                     $  4,609,000
                                                     ------------
                                                     ------------

   On February 21, 1997, the Company entered into a two year financing agreement with a bank for the provision of an $8,000,000 line of credit ("the Senior Debt"). The financing agreement also provided a facility for the provision of up to $2,000,000 in support of trade letters of credit. The total amount available under the line, based on the Company's eligible accounts receivable and inventory, was $10,000,000 at March 31, 1998. Borrowings under the line bear interest at the bank's prime rate plus 1 percent (9.25% at March 31, 1998) and are secured by substantially all of the Company's assets. Interest payments are due monthly and the principal is due in February, 1999. There were no outstanding borrowings under the line of
credit at March 31, 1998.   Borrowings under previous lines of credit
aggregated $2,655,000 at March 31, 1997. The Senior Debt prohibits the payment of cash dividends and requires the maintenance of various financial covenants. Without the prior consent of the lenders, the Company is also prohibited from incurring debt and lease commitments in excess of specified amounts or entering into acquisitions, sales of business, merger or joint venture agreements in excess of certain amounts.

   On July 25, 1995, the Company issued a $3,000,000 12.5% convertible redeemable note (the "Convertible Note"), a $4,000,000 12.375% promissory note and a $1,000,000 12.375% promissory note (together the "Notes") and a warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.9375 (the "Warrant") to an investor in exchange for cash of $8,000,000 (the "Subordinated Debt"). The Convertible Note was convertible into Common Stock of the Company at a conversion price of $6.25 per share (as adjusted in accordance with the terms of the Convertible Note).

   On March 12, 1996, the Company changed the interest rate on the Subordinated Debt to 13.5 % and changed the per share exercise price of the Warrant to $2.00 in exchange for modification of certain financial covenants. The Company also amended the conversion price of the Convertible Note such that $960,000 was convertible at $2.00 per share and $810,000 was convertible at $3.00 per share with the balance of $1,230,000 having no right of conversion.

   On February 21, 1997, in conjunction with entering into the Senior Debt agreement, the Company changed the terms and covenants of the Subordinated Debt and exchanged the Notes and the Warrant for a $7,400,000 13.5% promissory note (the "New Note"), $592,500 of cash and 1,148,693 shares of Common Stock.

   Debt issuance costs related to the issuance of the Notes and the New Note aggregated approximately $3,420,000 (including $2,005,000 attributable to the Warrants and Common Stock issued in conjunction with the Notes and New
Note) and were amortized over the term of the Notes using the interest method.

   The Company repaid the Subordinated Debt in February 1998. The extinguishment of the New Note prior to its scheduled maturity date resulted in the recognition of an extraordinary loss of $1,296,000 (net of income tax benefit of $761,000) attributable to the write-off of unamortized debt discount.

NOTE 7 - COMMITMENTS:

   The Company has certain noncancellable operating leases for facilities and equipment. Future minimum lease commitments under noncancellable leases as of March 31, 1998 are as follows:

        Year
        ----
        1999............................    $   2,718,000
        2000............................        2,445,000
        2001............................        1,734,000
        2002............................        1,116,000
        2003............................          849,000
        Thereafter......................        1,438,000
                                            -------------
        Total minimum lease payments....    $  10,300,000
                                            -------------
                                            -------------

   Rent expense under operating leases was $1,714,000, $2,006,000 and $2,933,000 for the years ended March 31, 1996, 1997 and 1998, respectively. TK Stores maintains leases for certain art galleries which stipulate that additional rent will be payable if the revenues of those galleries exceed a certain amount.

   Certain officers and stockholders have entered into employment agreements with the Company ranging from three to five years. Compensation payable under the agreements excluding performance bonuses, aggregates $1,129,000, $540,000, 210,000, $180,000 and $90,000 for the years ending March 31, 1999,
2000, 2001, 2002 and 2003 respectively. Each of the agreements provides for the officer to receive all salary and bonus payments that would have been payable to him under the agreement for a period of three to five years after a change in control of the Company which provides "Good Reason" for the officer to terminate his employment. "Good Reason" is defined in the agreements to include the assignment to the officer of duties inconsistent with his senior executive status, a reduction in his base salary, a relocation of the officer or the Company's principal office and the termination of any compensation or other employee benefit plans in which he was eligible to participate.

NOTE 8 - COMMON STOCK:

   Effective March 31, 1996, the Company acquired six galleries in Monterey and Carmel, California, in exchange for 444,483 shares of the Company's Common Stock.

   On February 21, 1997, the Company issued 1,148,693 shares of Common Stock to the holders of the Subordinated Debt (Note 6). In conjunction with the negotiation of a new License Agreement with Thomas Kinkade in December 1997, the Company issued to Thomas Kinkade an option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $12.375 per share, subject to stockholder approval.

   In February 1994, the Company adopted the Employee Stock Option Plan (the "Employee Plan") and the Stock Option Plan for Outside Directors (the "Directors Plan") under which 1,124,863 shares and 50,000 shares, respectively, of Common Stock are reserved for issuance to employees and outside directors.

   In May 1998, the Company adopted the Media Arts Group, Inc. Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder, subject to stockholder approval. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions.

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

   Under the terms of the Directors Plan when outside directors are appointed they are entitled to receive an option to purchase 5,000 shares of Common Stock when appointed and are entitled to receive an option to purchase 1,500 shares of Common Stock after each year of service as an outside director.
All such options vest immediately and generally expire three months after termination of office, or 10 years after date of grant.

   The following table summarizes option activities:

                                                      Options Outstanding
                                                     ---------------------
                                                                  Weighted
                                        Options                   Average
                                       Available      Options     Exercise
                                       for Grant     Outstanding   Price
                                      ----------     -----------  -------
 Balance at March 31, 1995........       174,095        662,403   $  5.56
 Reserved.........................       250,000              -         -
 Granted..........................       (37,000)        37,000      5.82
 Exercised........................             -           (527)     2.37
 Expired..........................        15,005        (15,005)     4.15
                                      ----------     ----------
 Balance at March 31, 1996........       402,100        683,871      5.55
 Granted .........................      (152,000)       152,000      3.07
 Exercised........................             -         (9,802)     2.74
 Expired .........................       118,878       (118,904)     3.29
                                      ----------     ----------
 Balance at March 31, 1997........       368,978        707,165      3.15
 Reserved.........................       990,000              -         -
 Granted .........................    (1,127,000)     1,127,000      8.94
 Exercised .......................             -       (138,665)     2.84
 Expired..........................        83,303        (96,484)     3.86
                                      ----------     ----------
 Balance at March 31, 1998........       315,281      1,599,016   $  7.15
                                      ----------     ----------
                                      ----------     ----------

   On August 21, 1996, the Company canceled 395,450 options with exercise prices between $5.50 and $7.25 (a weighted average exercise price of $7.02) and reissued those options with an exercise price of $3.00. As of March 31, 1998, options to purchase 1,086,134 shares, respectively, of Common Stock were fully vested.

   The following table summarizes information regarding stock options outstanding and exercisable at March 31, 1998:

                                   Options Outstanding                  Options Exercisable
                        --------------------------------------------  ----------------------
                                        Weighted
                           Number        Average                        Number      Weighted
   Range of             Outstanding     Remaining       Weighted      Exercisable   Average
   Exercise             at March 31,    Contractual      Average      at March 31,  Exercise
   Prices                   1998        Life (years)  Exercise Price      1998       Price
   -------------        -----------     -----------   --------------  -----------   --------
   $ 1.31 - $ 3.70         439,107           6.3         $  2.67         358,025    $  2.61
     3.71 -   5.55         481,000           9.3            4.59          99,200       4.51
     5.56 -   9.25          71,909           7.5            7.44          28,909       6.88
    11.10 -  12.95         600,000           9.7           12.38         600,000      12.38
    12.96 -  18.50           7,000           9.9           17.07               -          -
                         ---------                                     ---------
                         1,599,016           8.6         $  7.15       1,086,134    $  8.29
                         ---------                                     ---------
                         ---------                                     ---------

   The Company applies the provisions of APB No. 25 and related
Interpretations in accounting for compensation expense under the Company's option plans. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                                               Year ended March 31,
                                                                ----------------------------------------------
                                                                     1996            1997              1998
                                                                ------------    ------------     -------------
Income from continuing operations before extraordinary loss
 As reported...............................................     $  2,455,000    $  2,644,000     $  12,275,000
 Pro forma.................................................        2,422,000       2,387,000        12,084,000

Net income (loss)
 As reported...............................................         (673,000)    (10,986,000)        10,979,000
 Pro forma.................................................         (706,000)    (11,243,000)        10,788,000

Income from continuing operations before extraordinary loss
  per share
 Basic:
 As reported...............................................             0.25            0.26               1.10
 Pro forma.................................................             0.25            0.24               1.08
 Diluted:
 As reported ..............................................             0.25            0.26               1.04
 Pro forma.................................................             0.22            0.22               1.04

Net income (loss) per share
 Basic:
 As reported ..............................................            (0.07)          (1.10)              0.98
 Pro forma.................................................            (0.07)          (1.13)              0.96
 Diluted:
 As reported...............................................            (0.07)          (1.09)              0.93
 Pro forma.................................................            (0.07)          (1.03)              0.93

   The fair value of the shares granted under the Company's option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 4.5 years; expected volatility of 75%; and a risk-free interest rate of 6.0%, 6.4% and 6.0% for the years ended March 31, 1996, 1997 and 1998 respectively. The pro forma amounts reflect compensation expense related to stock options granted during the years ended March 31, 1996, 1997 and 1998 only. In future years, the annual compensation expense computed in accordance with SFAS No. 123 will increase relative to the fair value of stock options granted in those years.

NOTE 9 - INCOME TAXES:

The provision for income taxes consists of the following:

                                Year ended March 31,
                     ------------------------------------------
                         1996           1997          1998
                     ------------   ------------   ------------
Current:
  Federal.........   $  1,195,000   $  1,975,000   $  6,150,000
  State...........        326,000        315,000      1,356,000
                     ------------   ------------   ------------
                        1,521,000      2,290,000      7,506,000
                     ------------   ------------   ------------
Deferred:
  Federal.........         82,000      (467,000)       (37,000)
  State...........              -       (55,000)      (260,000)
                     ------------   ------------   ------------
                           82,000      (522,000)      (297,000)
                     ------------   ------------   ------------
                     $  1,603,000  $  1,768,000   $  7,209,000
                     ------------   ------------   ------------
                     ------------   ------------   ------------

   A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

                                                 Year ended March 31,
                                             -------------------------------
                                             1996         1997          1998
                                             ----         ----          ----
 Federal statutory income tax rate.......     34%          34%           34%
 S corporation income not subject to
   federal income taxes..................     (2)           -             -
 State income taxes......................      5            3             5
 Other...................................      2            3            (2)
                                             ----         ----          ----
                                              39%          40%           37%
                                             ----         ----          ----
                                             ----         ----          ----

   Deferred income tax assets consisted of:

                                                                     March 31,
                                                           -------------------------
                                                                1997         1998
                                                           ------------   ----------
 Allowances for sales returns and doubtful accounts.....   $  1,051,000   $  949,000
 Inventory reserves.....................................        235,000      261,000
 State income taxes.....................................         48,000      229,000
 Deferred gain on sale and leaseback....................              -      223,000
 Other..................................................        247,000      216,000
                                                           ------------   ----------
 Net deferred income tax assets.........................   $  1,581,000   $1,878,000
                                                           ------------   ----------
                                                           ------------   ----------

   Gross deferred income tax assets at March 31, 1997 also relate to John Hine Limited and its U.S. subsidiary, John Hine Studios, Inc..

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

   During fiscal 1998 the Company repaid notes aggregating $7.4 million prior to their scheduled maturity date which resulted in the recognition of an extraordinary loss of $1,296,000 (net of income tax benefit of $761,000) attributable to the write-off of unamortized debt discount and prepaid interest.

NOTE 11 - GAIN ON SALE AND LEASEBACK:

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

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    MEDIA ARTS GROUP, INC. AND SUBSIDIARIES
                                (IN THOUSANDS)


                                              BALANCE AT     CHARGED TO                    BALANCE
                                             BEGINNING OF    COSTS AND                      AT END
DESCRIPTION                                     PERIOD        EXPENSES    DEDUCTIONS      OF PERIOD
------------------------------------------   ------------    ----------   ----------      ---------
YEAR ENDED MARCH 31, 1996:
 Reserve for Returns and Allowances.......      $  421         $4,931       $(4,540)         $  812
 Allowance for Doubtful Accounts..........         571            803        (1,032)            342

YEAR ENDED MARCH 31, 1997:
 Reserve for Returns and Allowances.......         812          2,316        (1,489)          1,639
 Allowance for Doubtful Accounts..........         342          1,212          (368)          1,186
YEAR ENDED MARCH 31, 1998:
 Reserve for Returns and Allowances.......       1,639          3,706        (3,729)          1,616
 Allowance for Doubtful Accounts..........      $1,186         $  369       $  (737)         $  818

           INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

(a)  The following exhibits are filed herewith:

EXHIBIT
 NUMBER                         EXHIBIT TITLE
-------                         -------------
4.1(1)    Amended and Restated Certificate of Incorporation.
4.2(7)    Bylaws.
4.3(1)    Form of Specimen Common Stock Certificate.
10.1(7)   Employees Stock Option Plan.
10.2(1)   Stock Option Plan for Outside Directors.
10.3(1)   Employment Agreement entered into between the Company and Kenneth E.
          Raasch, dated as of January 1, 1994.
10.4(7)   Amendment to Employment Agreement between the Company and Kenneth E.
          Raasch, entered into as of
          October 29, 1997.
10.5(7)   Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.6(6)   Employment Agreement entered into between the Company and James F.
          Landrum, Jr., dated as of May 1, 1997.
10.7(6)   Employment Agreement entered into between the Company and Craig
          Fleming, dated as of May 8, 1997.
10.8(5)   Employment Agreement entered into between the Company and Richard F.
          Barnett, dated as of March 31, 1996.
10.9(1)   Employment Agreement entered into between the Company and Daniel P.
          Byrne, dated as of January 1, 1994.
10.10(1)  Employment Agreement entered into between the Company and Raymond A.
          Peterson, dated as of January 1, 1994.
10.11(1)  Employment Agreement entered into between the Company and Thomas
          Kinkade, dated as of January 1, 1994.
10.12(7)  License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.13(1)  Contribution Agreement between the Company and Kenneth E. Raasch,
          Thomas Kinkade, Dennis McCarthy and Robert Wallace, dated as of
          April 1, 1994.
10.14(1)  Sublease Agreement between Pillsbury, Madison & Sutro and the
          Lightpost Group, dated as of June 15, 1993.
10.15(1)  Lease Agreement between South Bay/Crip 3 and the Company, dated
          February 17, 1994 and First Amendment to Lease dated as of
          April 15, 1994.
10.16(2)  Securities Purchase Agreement dated July 7, 1995 by and among Levine
          Leichtman, as Purchaser, and the Company, Lightpost Publishing, Inc.,
          Thomas Kinkade Stores, Inc., MAGI Entertainment Products, Inc. and
          John Hine Studios, Inc., as Issuers.
10.17(3)  First Amendment to the Securities Purchase Agreement dated March 12,
          1996, by and among Levine Leichtman, as Purchaser and the Company,
          Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc., MAGI
          Entertainment Products, Inc. and John Hine Studios, Inc., as
          Issuers.
10.18(4)  Financing Agreement dated as of February 21, 1997 by and among CIT
          Group/Business Credit, Inc., the Company, Thomas Kinkade Stores, Inc.
          and California Coast Galleries, Inc.
10.19(4)  Credit Agreement dated as of February 21, 1997 by and among Levine
          Leichtman, the Company, MAGI Entertainment Products, Inc., California
          Coast Galleries, Inc. and MAGI Sales, Inc.
10.20(6)  Lease Agreement between Limar Realty Corp. #36 and the Company, dated as of May 22, 1997.
10.21(7)  Investment Monitoring Agreement by and among Levine Leichtman, the
          Company, Thomas Kinkade Stores, Inc., MAGI Entertainment Products,
          Inc. and MAGI Sales, Inc., dated as of September 10, 1996.
10.22(7)  First Amendment to Investment Monitoring Agreement by and among
          Levine Leichtman, the Company, Thomas Kinkade Stores, Inc., MAGI
          Entertainment Products, Inc., MAGI Sales, Inc. and California Coast
          Galleries, dated as of February 21, 1997.
10.23(7)  Consulting Agreement between the Company and Mike Kiley, dated as of
          April 1, 1997.
10.24(7)  Amendment to Consulting Agreement between the Company and Mike Kiley, dated as of August 1, 1997.
10.25(7)  Purchase and Sale Agreement by and between the Company and Limar
          Realty Corp. #36, dated as of June 3, 1997.
10.26(7)  Form of Director Indemnity Agreement.
10.27(7)  Second Amendment to Employment Agreement between the Company and John
          R. Lackner, dated as of February 11, 1998.
10.28     Second Amendment to Consulting Agreement between the Company and Mike
          Kiley, dated as of April 1, 1998.
21.1      Subsidiaries of the Registrant.
23.1      Consent of Price Waterhouse LLP.
24.1      Power of Attorney.




27.1      Financial Data Schedule (EDGAR version only)

--------------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).

(2) Incorporated by reference from the Company's Form 8-K dated July 26, 1995 (File No. 0-24294).

(3) Incorporated by reference from the Company's Form 8-K dated March 12, 1996 (File No. 0-24294).

(4) Incorporated by reference from the Company's Form 8-K dated February 21, 1997 (File No. 0-24294).

(5) Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 0-24294).

(6) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1997 (File No. 0-24294).

(7) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815)

(b)  The following financial statement schedules are filed herewith:
     Schedule VIII -- Valuation and Qualifying Accounts and Reserves

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Media Arts Group, Inc.
-------------------------------------------
(Registrant)





/s/  Greg H. L. Nash
-------------------------------------------
GREG H. L. NASH
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


Dated: June 22, 1998