Form 10-K/A
period 1998-03-31
MEDIA ARTS GROUP INC
filed 1998-07-29
CIK 924645

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-K/A


                                 AMENDMENT NO. 1 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1998
                           Commission File number 0-24294

                               MEDIA ARTS GROUP, INC.
               (Exact name of registrant as specified in its charter)


                   Delaware                                77-0354419
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

              521 Charcot Avenue
             San Jose, California                             95131
   (Address of principal executive offices)                (Zip code)

        Registrant's telephone number, including area code:  (408) 324-2020

         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, $0.01 Par Value
                                  (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X         No
                                                -----         -----

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

     The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 1998, was 12,975,554.

     Documents incorporated by reference:  None

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS

     Directors and executive officers of the Company, and their ages and positions as of July 23, 1998, are as follows:


 NAME                    AGE   POSITION
--------------------    ----   ---------------------------------
 Kenneth E. Raasch       38    Chairman of the Board

 Thomas Kinkade          40    Creative Director and Director

 Raymond A. Peterson     52    President and Chief Executive Officer

 James F. Landrum, Jr.   34    Senior Vice President, General Counsel and
                               Corporate Secretary

 Greg H.L. Nash          39    Senior Vice President and Chief Financial
                               Officer

 Craig A. Fleming        43    President and Chief Executive Officer of
                               Lightpost Publishing, Inc.

 John R. Lackner         58    Senior Vice President and Chief Operating
                               Officer of Lightpost Publishing, Inc.

 Daniel P. Byrne         36    Senior Vice President of Product Development and
                               Marketing of Lightpost Publishing, Inc.

 Brian P. Mahoney        42    Senior Vice President of Sales of Lightpost
                               Publishing, Inc.

 Norman A. Nason         57    Director

 Michael L. Kiley        53    Vice Chairman of the Board and Independent
                               Consultant

 Norman T. Mahoney       68    Director

 W. Michael West         48    Director Nominee

     KENNETH E. RAASCH co-founded the Company in 1990 and has been the Chairman of the Board of the Company since its inception in March 1990. In addition, he was President and Chief Executive Officer of the Company from March 1990 to
May 1997 and Chief Executive Officer from March 1996 until October 1997.
Mr. Raasch's responsibilities as Chairman include formulating and executing the Company's strategic plan, developing new strategic business relationships and representing the Company to the financial community, among other things. Prior to joining the Company, he was the President and majority shareholder of First Med Corp., Inc., a medical billing and management company, from August 1988 until January 1990 when it was sold to Medaphis Corp., a public company.

     THOMAS KINKADE co-founded the Company and has been the Creative Director and a member of the Board of Directors of the Company since its inception in March 1990. Mr. Kinkade has provided artwork to the Company for its productions since the Company's inception. In addition, Mr. Kinkade's role includes providing strategic vision for the Thomas Kinkade brand, assisting in product development and communicating the Company's brand message through public appearances and books. Prior to March 1990, Mr. Kinkade was a self-employed artist.

     RAYMOND A. PETERSON has been the President and Chief Executive Officer of the Company since June 1998. He was the Senior Vice President and Chief Financial Officer of the Company from May 1993 to May 1998. He was the Chief Executive Officer of Peterson, Sense & Company, a certified public accounting firm, for the previous 15 years, during which time he provided accounting, tax and financial planning services for the Company. Prior thereto, Mr. Peterson was the Corporate Tax Manager for Raychem Corporation, a multi-national manufacturing corporation, and a Senior Tax Accountant with Peat Marwick & Mitchell (currently KPMG Peat Marwick).

     JAMES F. LANDRUM, JR. has been the General Counsel for the Company since February 1995 and was appointed Vice President and Corporate Secretary on
April 30, 1997. He was appointed Senior Vice President of the Company in March 1998. He was self employed as an attorney and business consultant for two years prior to joining the Company.

     GREG H. L. NASH has been the Chief Financial Officer of the Company since June 1998. He was appointed Senior Vice President of the Company in July 1998. He held the position of Vice President and the Corporate Controller of the Company from April 1998 to May 1998. He was the Corporate Controller of the Company from May 1995 to April 1998 and he has also been Principal Accounting Officer since November 1997 and Principal Financial Officer since July 1998. From August 1988 until April 1995 he was employed by Price Waterhouse LLP (currently PricewaterhouseCoopers LLP), most recently as an Audit and Business Services Manager. Prior to August 1988 he held various management positions with companies in the investment and retail industries.

     CRAIG A. FLEMING has been the (i) President and Chief Executive Officer of Lightpost Publishing, Inc. and (ii) President of Thomas Kinkade Stores, Inc., since June 1998. He was President of the Company from May 1997 to October 1997 and the President and Chief Executive Officer from October 1997 to May 1998. He was also the Vice President of Sales for the Company from November 1996 to May 1997. Prior to joining the Company, Mr. Fleming was an independent consultant from March 1996 to October 1996, as well as the Executive Vice President of Sales for Home Cable Concepts, Inc., a direct TV satellite dish company from October 1995 to March 1996. Prior to employment with Home Cable Concepts, Mr. Fleming was the Vice President of Sales for Dorling Kindersley Family Library, a direct seller of children's books, from July 1994 through October 1995. Prior thereto, Mr. Fleming was Director of Sales for
Melaleuca, Inc., a direct selling organization, from June 1992 to July 1994.

     JOHN R. LACKNER has been the Senior Vice President and Chief Operating Officer of Lightpost Publishing, Inc. since June 1998. He was the Senior Vice President and Chief Operating Officer of the Company from October 1997 to May 1998. Prior to joining the Company, Mr. Lackner was employed for over 25 years with the Kirby Company, an established manufacturer and retailer of quality vacuum cleaners. His most recent position with the Kirby Company was as Senior Vice President of Research, Product Development and Technology, which position he had held since 1990. Mr. Lackner also served as a Vice President in manufacturing and production for the Kirby Company from 1981 to 1990.

     DANIEL P. BYRNE has been the Senior Vice President of Product Development and Marketing of Lightpost Publishing, Inc. since June 1998. He was the Senior Vice President of Product Development and Marketing of the Company from
June 1996 to May 1998. He was the Vice President of Marketing of the Company from March 1993 to June 1996. Prior thereto, he was a Vice President with Commemorative Press, an art retailing company co-founded by Kenneth E. Raasch and Thomas Kinkade. He was employed as Manager of Product Development and Manager of Concept Development by the Bradford Exchange, Ltd., an established manufacturer and marketer of collectible giftware, from October 1988 until February 1992. Mr. Byrne also served as the Product Manager of Precious Moments Collection, a multi-million dollar product line of Enesco Corporation, a subsidiary of Stanhome Inc., for a period of three years.

     BRIAN P. MAHONEY has been the Senior Vice President of Sales for Lightpost Publishing, Inc., since June 1998. He was Senior Vice President of the Company from April 1998 to May 1998. He was Vice President of Sales for the Company from July 1997 to April 1998. Prior to joining the Company, from August 1994 to July 1997, Mr. Mahoney was the Vice President of Sales for Natural World, a direct sales company. From July 1992 to August 1994 he was a Region Vice President for Melaleuca, Inc., a direct sales company. For the 13 years prior to that, he was an independent contractor for the Kirby Company, serving as a sales person, Assistant Divisional Supervisor and Factory Distributor.

     NORMAN A. NASON has been a director of the Company since April 1993.
Mr. Nason is President of Saratoga Commercial Real Estate Brokerage Corporation and Saratoga Management Corporation, companies that he founded in 1976.

     MICHAEL L. KILEY has been a director of the Company since January 1997 and Vice Chairman of the Board since June 1997. Mr. Kiley has been an independent consultant to the Company since April 1997. In 1978, he founded Home Church and has served as Pastor since that time. Prior to founding Home Church, Mr. Kiley co-owned Business Exchange, Inc., a cooperative buying company servicing over 400 business owners.

     NORMAN T. MAHONEY has been a director of the Company since March 1997. From 1988 to 1995 he served as a consultant to Scott Fetzer Corporation, a diversified manufacturer whose product lines include Kirby brand vacuum cleaners, encyclopedias and educational materials. Mr. Mahoney was previously President and CEO of the Kirby Company, a division of Scott Fetzer Corporation.

     W. MICHAEL WEST will be a director of the Company as of September 1998, if elected at the 1998 Annual Meeting of Stockholders. From September 1997 to January 1998, he served in an advisory capacity to Lucent Technologies' Executive Vice President. From September 1986 to September 1997, he served at Octel Communications Corporation as Vice Chairman of the Board (1995-1998), President and Chief Operating Officer (1995-1998) and Executive Vice President for Worldwide Sales and Marketing (1986-1995). Prior to 1986 Mr. West was employed by the Rolm Corporation, most recently as General Manager of the National Sales Division. He currently serves as a member of the board of directors of Netcom Systems and Calvary Church, Los Gatos, California. Prior to July 1998, he also served as a director of ACS Wireless and Octel Communications Corporation.

     There are no family relationships among the executive officers and directors of the Company, except that Brian P. Mahoney, Senior Vice President of Sales of Lightpost Publishing, Inc., is the son of Norman T. Mahoney, a director of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that the Company's officers, directors and more than 10% stockholders have complied with the filing requirements applicable to them, except that, each of Messrs. Lackner and Nason did not timely file one statement.

ITEM 11   EXECUTIVE COMPENSATION

Summary Compensation Table

     Set forth below is information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the fiscal years ended March 31, 1998, 1997 and 1996, of the persons who were, at March 31, 1998, (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"). Effective June 1, 1998, Raymond A. Peterson replaced Craig A. Fleming as President and Chief Executive Officer of the Company and Mr. Fleming was appointed (i) President and Chief Executive Officer of Lightpost Publishing, Inc. and (ii) President of Thomas Kinkade Stores, Inc., wholly owned subsidiaries of the Company.

                                                                                                      LONG-TERM
                                                                                                     COMPENSATION
                                                          ANNUAL COMPENSATION                           AWARDS
                                              --------------------------------------------------     ------------
                                                                                    OTHER ANNUAL        SHARES         ALL OTHER
                                  FISCAL                                            COMPENSATION       UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)         BONUS ($)             ($)(1)          OPTIONS(#)        ($)(2)
----------------------------      ------      ----------         ---------          -------------    ------------     ------------
 Craig A. Fleming (3)              1998         214,583          364,532(4)           51,189(5)          75,000             -
 President & CEO                   1997          63,077           10,025(4)           27,526(6)          25,000             -
                                   1996               -                -                   -                  -             -

 Kenneth E. Raasch                 1998         372,000        1,431,393(4)           26,367                  -           732
 Chairman                          1997         413,422                -              14,164                  -             -
                                   1996         372,000                -               9,119                  -             -

 Daniel P. Byrne                   1998         187,648          247,754              13,601             25,000           743
 Sr. V.P. of Prod. Dev.            1997         161,572            6,798               2,244                  -             -
 & Marketing                       1996         160,298                -               2,244                  -             -

 Raymond A. Peterson               1998         150,000          246,442              12,563             25,000           270
 Sr. V.P. & CFO                    1997         126,066            6,798               7,929             25,000             -
                                   1996         121,151           10,000               7,929              5,000             -

 Thomas Kinkade                    1998         372,300(7)             -              25,868                 (8)            -
 Creative Director                 1997         372,300(7)             -               1,893                  -             -
                                   1996         372,300(7)             -               1,908                  -             -

________________________

(1)  Includes Profit Sharing Plan payments to Messrs. Fleming, Raasch,
     Byrne, Peterson and Kinkade for 1998, in the amounts of $12,559, $22,495, $11,357, $9,423 and $22,512, respectively.
(2) Represents 401(k) Plan contributions to the accounts of Messrs. Raasch, Byrne and Peterson for 1998, in the amounts of $732, $743 and $270 respectively.

(3) Mr. Fleming joined the Company in November 1996 as Vice President of Sales. He was appointed President of the Company in May 1997 and President and Chief Executive Officer in October 1997.

(4) Includes commission payments to Messrs. Fleming and Raasch for 1998, in the amounts of $24,421 and $44,018, respectively. In addition, Mr. Raasch received an incentive bonus of $1,387,375 (based upon the Company's annual growth in earnings per share) pursuant to his employment agreement. See "Employment, Severance and Change-of-Control Arrangements."

(5) Includes the cost to the Company of certain benefits provided to Mr. Fleming during 1997, aggregating $38,630, including relocation and living allowance incurred during the year.

(6) Represents a signing bonus of $15,026 and a living allowance of $12,500 paid to Mr. Fleming.

(7)  Does not include $5,047,441, $1,323,977 and $1,258,633 earned by Thomas
     Kinkade in 1998, 1997 and 1996, respectively, pursuant to certain licensing royalty and other arrangements with the Company. See "Certain Relationships and Related Transactions."

(8) Does not include an option to purchase 600,000 shares of the Company's Common Stock granted as of December 3, 1997, subject to stockholder approval at the 1998 Annual Meeting of Stockholders. See "Certain Relationships and Related Transactions."

OPTION GRANTS

     Set forth below is information relating to grants of stock options to the Named Officers during the fiscal year ended March 31, 1998.

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                                         % OF TOTAL                                        ANNUAL RATES OF
                                           OPTIONS                                           STOCK PRICE
                                          GRANTED TO                                      APPRECIATION FOR
                              OPTIONS     EMPLOYEES       EXERCISE                         OPTION TERM (3)
                              GRANTED     IN FISCAL         PRICE       EXPIRATION      --------------------
NAME                          (#)(1)        YEAR          ($/SH)(2)        DATE          5%($)        10%($)
---------------------------   --------   -----------      ----------    ----------      -------      -------
S>
Craig A. Fleming                50,000      11.30           4.375       6/19/2007       137,571      348,631
                                25,000       5.65           5.000       9/10/2007        78,612      199,218

Kenneth E. Raasch                    -          -               -               -             -            -

Daniel P. Byrne                 25,000       5.65           5.000       9/10/2007        78,612      199,218

Raymond A. Peterson             25,000       5.65           5.000       9/10/2007        78,612      199,218

Thomas Kinkade                      (4)         -               -               -             -            -

____________

(1) These options become exercisable in equal annual installments over a three-year period. In the event of a change of control, the options listed above become immediately exercisable.

(2) All options were granted at no less than fair market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option-holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(4) Does not include an option to purchase 600,000 shares of the Company's Common Stock granted as of December 3, 1997, subject to stockholder approval at the 1998 Annual Meeting of Stockholders. See "Certain Relationships and Related Transactions."

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     Set forth below is information with respect to the exercise of stock options by the Named Officers during fiscal year 1998 and the number and value of unexercised options held by the Named Officers at March 31, 1998.

                                                            NUMBER OF
                                                      SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                        SHARES                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
                       ACQUIRED                       HELD AT MARCH 31, 1998            MARCH 31, 1998(1)
                          ON           VALUE       ---------------------------   ------------------------------
                       EXERCISE       REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
 NAME                   (#)           ($)(2)       (#)(3)(4)      (#)(4)(5)         ($)(3)            ($)(5)
-------------------    --------       --------     -----------   -------------   ------------    --------------
Craig A. Fleming             0              0        8,250         91,750          145,917.75     1,433,757.25

Kenneth E. Raasch            0              0       15,000              0             195,150                0

Daniel P. Byrne         15,000        165,075       92,725         25,000        1,576,910.45          368,750

Raymond A. Peterson     45,000        479,375       68,725         47,000        1,192,805.45          742,880

Thomas Kinkade               0              0           (6)            (6)                 (6)              (6)

_______________________

(1) The value of the unexercised in-the-money options is based on the closing price of $19.75 of the Company's Common Stock, as reported on the Nasdaq National Market, on March 31, 1998 and is net of the exercise price of such options.

(2) The value realized on stock option exercises represents the difference between the grant price of the options exercised and the market price of the underlying shares of Common Stock as of the date of exercise multiplied by the number of options exercised.

(3)  Represents shares which are immediately exercisable and/or vested.

(4) Company stock options vest either at the rate of one-third or one-fifth on the first anniversary of the date of grant and one-third or one-fifth per year, as applicable, thereafter. These options are exercisable only to the extent vested.

(5)  Represents shares which are not vested and not immediately exercisable.

(6) Does not include an option to purchase 600,000 shares of the Company's Common Stock granted as of December 3, 1997, subject to stockholder approval at the 1998 Annual Meeting of Stockholders. See "Certain Relationships and Related Transactions."

COMPENSATION OF DIRECTORS

     Board members other than the Company's outside directors receive no compensation for attending Board meetings, except for reimbursement of certain expenses in connection with attendance at Board meetings and Committee meetings. The Company's outside directors receive $2,000 per meeting as compensation for their services as directors. One of the Company's outside directors has a consulting agreement with the Company. See "Certain Relationships and Related Transactions."

     In addition to cash compensation, the Company's nonemployee directors are entitled to participate in the Company's Stock Option Plan for Directors. The Board of Directors and the stockholders of the Company approved the Stock Option Plan for Directors on February 15, 1994 and reserved 50,000 shares of Common Stock for issuance thereunder. On the approval date of the Stock Option Plan for Directors, the Company's then current nonemployee directors received an initial grant of an option to purchase 7,909 shares of Common Stock at an exercise price of $7.11 per share. After the approval date of the Stock Option Plan for Directors, any new non-employee director is entitled to receive on the first business day following such director's appointment an initial grant of an option to purchase 5,000 shares of Common Stock under the Stock Option Plan for Directors. Following an initial grant, on the business day following each annual meeting of the Company's stockholders, each non-employee director who has served at least one year as a director of the Company is entitled to receive a grant of an option to purchase an additional 1,500 shares of Common Stock. All options granted under the Stock Option Plan for Directors are non-qualified and have an exercise price per share equal to 100% of the fair market value of the Common Stock, as of the date of grant. The options are immediately and fully exercisable as of their respective grant dates and terminate upon the earlier of (i) the tenth anniversary of the grant date; (ii) the expiration of the three-month period following the termination of the participant's services as a director for any reason other than disability or death; (iii) the first anniversary of the termination of the participant's service by reason of disability; or (iv) the first anniversary of the participant's death. Directors' options expire upon a merger or consolidation of the Company with or into another corporation or acquisition by another corporation or person of all or substantially all of the Company's assets or at least 51% of the Company's then outstanding voting stock or a liquidation or dissolution of the Company. Options are not transferable except by will or descent and distribution.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

     The Company has entered into employment agreements with certain of its executive officers. In January 1994, the Company entered into a five-year Employment Agreement with Kenneth E. Raasch to serve as Chairman of the Board, President and Chief Executive Officer of the Company. This agreement, as amended in March 1997, provides for an annual base salary of $360,000. In addition, Mr. Raasch is entitled to, and has received, incentive bonuses based upon (i) annual growth in earnings per share; (ii) past enhanced performance (with penalties for poor performance); (iii) operating income generated by new business ventures; and (iv) early retirement of the Company's subordinated debt. In May 1997, he relinquished the position of President and became Chairman and Chief Executive Officer of the Company; in October 1997, Mr. Raasch also relinquished the position of Chief Executive Officer.

     In the event Mr. Raasch's employment is terminated by the Company prior to a "Change in Control" other than for cause or disability (as defined in the agreement), he is entitled to (i) receive salary, bonus and vested benefits for the remaining term of the agreement at his then current compensation; and (ii) continuation of indemnification and insurance coverage in effect at the time of the termination, until any possible law suit against him is time barred by the statute of limitation.

     Mr. Kinkade was engaged by the Company as Art Director (later changed to Creative Director) for a period of five years at an annual base salary of $60,000, (increased to $372,300) pursuant to Mr. Kinkade's January 1, 1994 employment agreement with the Company. Mr. Kinkade is also entitled to certain royalties and other payments in connection with his artwork. See "Certain Relationships and Related Transactions."

     Mr. Peterson was engaged by the Company as Chief Financial Officer effective January 1, 1994 for a period of five years at an annual base salary of $100,000 ($150,000 effective January 1, 1997 and increased to $180,000 as of April 6, 1998) pursuant to Mr. Peterson's employment agreement with the Company. Mr. Peterson is also eligible to participate in the Company's bonus plan adopted for the benefit of senior executives. Effective June 1, 1998, Raymond A. Peterson replaced Craig A. Fleming as President and Chief Executive Officer of the Company, at an annual base salary of $230,000.

     Mr. Fleming, President and Chief Executive Officer of Lightpost Publishing, Inc. and President of Thomas Kinkade Stores, Inc., (previously President and CEO of the Company), entered into a three-year employment agreement with the Company effective as of May 8, 1997 that supersedes a prior employment agreement. The agreement provides for an annual base salary of $225,000, the opportunity to participate in any bonus plan adopted for the benefit of senior executives, a monthly living allowance through December 1997, a $10,000 art allowance, a relocation expense payment and a twelve-month living allowance in the event of relocation of Mr. Fleming's immediate family to Santa Clara County, California, in addition to other benefits. The Company also granted to Mr. Fleming pursuant to the agreement an option to purchase 50,000 shares of the Company's Common Stock at fair market value on the date of formal Board approval of such options; an option to purchase 25,000 shares of the Company's Common Stock at fair market value on July 1, 1998; and an option to purchase 25,000 shares of the Company's Common Stock at fair market value on July 1, 1999.

     Mr. Byrne was engaged by the Company as Vice President of Marketing for a period of three years (with an automatic two year renewal) effective January 1, 1994 at an annual base salary of $138,000 ($181,560 effective April 1, 1997) pursuant to Mr. Byrne's employment agreement with the Company. Mr. Byrne is also eligible to participate in the Company's bonus plan adopted for the benefit of senior executives.

     The employment agreements of Messrs. Raasch, Peterson, Kinkade, Byrne and Fleming each provide for the officer to receive all salary and bonus payments that would have been payable to him for the remaining term of the agreement after a "Change in Control" which provides "Good Reason" for the officer to terminate his employment. "Good Reason" is defined to include, among other things, the assignment to the officer of duties inconsistent with his senior executive status, a reduction in his base salary, a relocation of the officer or the Company's principal office and the termination of any compensation or other employee benefits plans in which he was eligible to participate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


     During fiscal 1998, no executive officer of the Company served on the board of directors or compensation committee of another company that had an executive officer serve on the Company's Board of Directors or its Compensation Committee.

ITEM 12   SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of July 23, 1998, certain information with respect to the beneficial ownership of shares of Common Stock of (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each director, director nominee and Named Officer, and (iii) all directors, director nominees and executive officers of the Company as a group. Except as otherwise indicated below, the persons listed have advised the Company that they have sole voting and investment power with respect to the securities shown as owned by them. On July 23, 1998, there were 13,015,038 shares of the Company's Common Stock outstanding.

                                            AMOUNT AND NATURE OF
                                                 BENEFICIAL        PERCENTAGE OF
                                                OWNERSHIP (1)          CLASS
                                            --------------------   -------------
NAME AND ADDRESS OF 5% STOCKHOLDERS(2)
--------------------------------------

Kenneth E. Raasch                              3,660,208 (3)(4)        27.7%

Thomas Kinkade                                 3,140,651 (5)(6)        24.1%

CERTAIN OTHER EXECUTIVE OFFICERS,
  DIRECTORS AND DIRECTOR NOMINEES
---------------------------------

Raymond A. Peterson                              121,225 (7)             *

Daniel P. Byrne                                  101,975 (8)             *

Michael L. Kiley                                  51,500 (9)             *

Craig A. Fleming                                  31,750 (10)            *

Norman A. Nason                                   20,681 (11)            *

Norman T. Mahoney                                  7,500 (12)            *

W. Michael West                                        0                 0

Directors, director nominees and
  executive officers as a group
  (13 persons)                                 7,778,390 (5)(13)       57.5%

____________________

*  Less than one (1) percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes shares of common stock issuable pursuant to the exercise of stock options that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)  All addresses are 521 Charcot Avenue, San Jose, California 95131.

(3) The shares owned by Mr. Raasch are held by Kenneth E. Raasch and Linda Louise Raasch, as Trustees of the Raasch Family Trust, May 18, 1993.

(4) Includes 165,517 shares of Common Shares which may be acquired upon the conversion of a $1,200,000 promissory note issued to Linda Raasch, the wife of Mr. Raasch, on June 30, 1995. Also includes 15,000 shares subject to options held by Mr. Raasch.

(5) Does not include an option to purchase 600,000 shares of the Company's Common Stock granted as of December 3, 1997, subject to stockholder approval at the 1998 Annual Meeting of Stockholders. See "Certain Relationships and Related Transactions."

(6) The shares owned by Mr. Kinkade are jointly held in the names of Mr. Thomas Kinkade and Mrs. Nanette Kinkade.

(7)  Includes 93,225 shares subject to options held by Mr. Peterson.

(8)  Includes 101,225 shares subject to options held by Mr. Byrne.

(9)  Includes 51,500 shares subject to options held by Mr. Kiley.

(10) Includes 31,750 shares subject to options held by Mr. Fleming.

(11) Includes 20,681 shares subject to options held by Mr. Nason.

(12) Includes 6,500 shares subject to options held by Mr. Mahoney.

(13) Includes an aggregate of 344,581 shares subject to options held by the directors and executive officers and 165,517 shares that may be acquired beneficially by Mr. Raasch upon the conversion of a promissory note.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LICENSE AGREEMENT WITH THOMAS KINKADE AND STOCK OPTION GRANT. Effective December 3, 1997, the Company entered into a new license agreement (the "New License Agreement") with Thomas Kinkade, a director, employee and principal stockholder of the Company. The New License Agreement supersedes a previous license agreement under which Mr. Kinkade received a flat fee of $18,750 per painting delivered to the Company for reproduction, a royalty agreement pursuant to which the Company paid Mr. Kinkade a royalty of 5.0% of net sales of Company-owned stores using his name and certain other arrangements. Mr. Kinkade is also employed by the Company as Creative Director. Mr. Kinkade and Mr. Raasch have an understanding whereby Mr. Kinkade will through May 8, 2000 pay to Mr. Raasch 45.5% of royalty payments payable to Mr. Kinkade by the Company from the sale of studio proofs. In the past Mr. Kinkade paid Mr. Raasch 50.0% of the royalty payments payable to Mr. Kinkade by the Company from the sale of studio proofs. In fiscal 1998, Mr. Kinkade and Mr. Raasch shared approximately $2,523,000 in royalty payments from the sale of studio proofs.

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

     In addition, pursuant to the New License Agreement, the Company and Mr. Kinkade entered into a stock option agreement as of December 3, 1997, wherein the Company granted to Mr. Kinkade a 15-year non-statutory option to purchase 600,000 shares of Common Stock at $12.375 (the closing price on the date of grant), subject to stockholder approval at the Company's 1998 Annual Meeting of Stockholders.

     MANAGEMENT AGREEMENT. Under the Amended and Restated Management Agreement between Thomas Kinkade, Kenneth E. Raasch and Lightpost Publishing dated as of April 1, 1994, the Company had the right to receive 50.0% of the gross revenues received by Mr. Kinkade from third party licensing activity. The New License Agreement has superceded this arrangement.

     OWNERSHIP AND SALE OF THOMAS KINKADE GALLERY, VALLEY FAIR. On June 30, 1995, the Company purchased the Thomas Kinkade Gallery, Valley Fair from Linda L. Raasch, spouse of Kenneth E. Raasch, who was President, Chairman and Chief Executive Officer of the Company at the time, for an aggregate purchase price of approximately $1,500,000, of which $1,200,000 was paid in the form of an 8.0% subordinated convertible promissory note due October 10, 2002. The note is convertible into Common Stock of the Company at a price of $7.25 per share. The entire principal amount of the note is due at maturity, unless converted prior to maturity. Prior to the consummation of the sale transaction, an independent appraisal of the gallery was performed and the terms of the purchase were approved by a special committee of the Board of Directors.

     LEVINE LEICHTMAN. Effective July 26, 1995, Levine Leichtman Capital Partners L.P., ("Levine Leichtman"), a former principal stockholder of the Company, entered into a credit agreement with the Company pursuant to which Levine Leichtman purchased $8.0 million principal amount of promissory notes of the Company due June 30, 2002, $3.0 million of which was convertible into Common Stock at a conversion price of $6.25 per share, and a warrant to purchase 400,000 shares of Common Stock at $5.9375 per share exercisable until June 30, 2002. As a result, Levine Leichtman became a beneficial owner of 880,000 shares of Common Stock, making it a greater than five percent stockholder of the Company. Effective March 13, 1996, the Company entered into an agreement with Levine Leichtman for the restructuring of the $8.0 million notes held by Levine Leichtman. Under the agreement, the interest rate on the debt was raised to 13.5% effective October 1, 1995, and Levine Leichtman received a subordinated security interest in the Company's assets. Of the $8.0 million principal amount, $960,000 was convertible into Common Stock at a conversion price of $2.00 per share and $810,000 was convertible into Common Stock at a conversion price of $3.00 per share. The exercise price of Levine Leichtman's warrant for 400,000 shares of Common Stock was reduced to $2.00 per share. As a result of the restructuring agreement, Levine Leichtman became the beneficial owner of 1,150,000 shares of Common Stock. In addition, Levine Leichtman waived all defaults then existing under the credit agreement and certain financial ratios and other covenants were modified.

     Effective February 21, 1997, the Company renegotiated the credit agreement to restructure its obligation to Levine Leichtman, totaling $7.4 million after a payment of $592,500 pursuant to the restructuring. The interest rate on the debt remained at 13.5%. As part of the renegotiation, the warrant price was amended to $0.01 per share and Levine Leichtman fully exercised these warrants through a cashless exercise, resulting in the issuance of 398,693 shares of Common Stock. The conversion rights initially provided under the $3.0 million note were amended to provide that $7,500 of principal amount would be convertible into Common Stock at a conversion price of $0.01 per share, and such amount was converted into 750,000 shares of Common Stock. In addition, Levine Leichtman waived all defaults then existing under the credit agreement and certain financial ratios and other covenants were modified pursuant to the restructuring.

     On September 10, 1996, the Company entered into an Investment Monitoring Agreement with Levine Leichtman Capital Partners, Inc., an affiliate of Levine Leichtman, pursuant to which Levine Leichtman Capital

Partners, Inc., agreed to monitor Levine Leichtman's investment in the Company in exchange for a monitoring fee of $12,500 per month. The agreement was terminable by the Company or Levine Leichtman Capital Partners, Inc., upon 30 days written notice at any time from and after March 31, 1998. The Investment Monitoring Agreement was amended as of February 21, 1997 in connection with the renegotiation of the credit agreement between the Company and Levine Leichtman to provide for a reduced monthly monitoring fee of $11,500 beginning February 28, 1997. The Company's obligation to pay monthly monitoring fees to Levine Leichtman Capital Partners, Inc., terminated on July 31, 1997 as a result of the outstanding principal balance of the Company's note payable to Levine Leichtman being reduced to $5.4 million.

     In addition, the Company agreed to reimburse Levine Leichtman for up to $600,000 of any underwriting discounts and commissions relating to Levine Leichtman's sale of 700,000 shares of Common Stock in the Company's secondary offering in February 1998, notwithstanding the actual amount thereof.

     In February 1998, the Company used a portion of the net proceeds received from the secondary offering to repay its entire indebtedness to Levine Leichtman.

     OTHER AGREEMENTS WITH DIRECTORS. On April 1, 1997, the Company entered into a one-year Consulting Agreement with Michael L. Kiley, a director of the Company. Pursuant to the Consulting Agreement, Mr. Kiley agreed to act as a liaison between Thomas Kinkade and the Company and to provide various other consulting services in exchange for a fee of $6,000 per month and an option to purchase 25,000 shares of the Company's Common Stock priced at the then fair market value of the shares. Effective August 1, 1997, the Consulting Agreement was amended to provide for consulting fees of $10,000 per month.
In June 1997 and September 1997, the Company granted to Mr. Kiley options to purchase 20,000 and 30,000 shares of Common Stock, respectively, at the then-fair market value of the Common Stock. In October 1997, the Board of Directors awarded Mr. Kiley a consulting bonus of $90,000 (payable in the amount of $45,000 immediately and $45,000 in April 1998) in connection with various consulting services provided by Mr. Kiley. On June 22, 1998, the Board approved another amendment to the Consulting Agreement whereby Mr. Kiley's bonus would be tied to EPS growth of consolidated net earnings of the Company.

     In fiscal 1998, the Company paid Norman A. Nason, a director of the Company, (i) $13,750 for serving as a member of the Compensation Committee and performing various other services; (ii) $35,000 for his services in negotiating a sale and leaseback of the Company's corporate offices in San Jose, California; and (iii) $17,600 for his services in negotiating the lease of one of the Company's warehouse facilities in San Jose, California. In addition, in September 1997, the Company granted to Mr. Nason an option to purchase 15,000 shares of Common Stock at the then fair market value for his various services.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 1998.

                                      MEDIA ARTS GROUP, INC.

                                      By: /s/ GREG H. L. NASH
                                         --------------------
                                         Name: Greg H. L. Nash
                                         Title: Senior Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on July 29, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

             Signature                                  Title
        --------------------          -------------------------------------
                 *
        --------------------          President and Chief Executive Officer
        Raymond A. Peterson           (Principal Executive Officer)


        /s/ GREG H. L. NASH           Senior Vice President and Chief
        --------------------          Financial Officer
          Greg H. L. Nash             (Principal Financial and Accounting
                                      Officer)

                 *                    Chairman
        --------------------
         Kenneth E. Raasch


                 *                    Director
        --------------------
           Thomas Kinkade


                 *                    Director
        --------------------
          Norman A. Nason


                 *                    Director
        --------------------
          Michael L. Kiley


                 *                    Director
        --------------------
         Norman T. Mahoney


     * By: /s/ GREG H. L. NASH
           -------------------
             Greg H. L. Nash
             Attorney-in-fact