Form 10-Q
period 1998-06-30
MEDIA ARTS GROUP INC
filed 1998-08-13
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,992,538 at June 30, 1998.


This report consists of 14 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       March 31, 1998 and June 30, 1998                                 3

     Condensed Consolidated Statements of Income for the
       Three Month Periods Ended June 30, 1997 and 1998                 4

     Condensed Consolidated Statements of Cash Flows for
       the Three Month Periods Ended June 30, 1997 and 1998             5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        11

Part II:  Other Information

   Item 1:  Legal Proceedings                                          12

   Item 2:  Changes in Securities                                      12

   Item 3:  Defaults upon Senior Securities                            12

   Item 4:  Submission of Matters to a Vote of Security Holders        12

   Item 5:  Other Information                                          12

   Item 6:  Exhibits and Reports on Form 8-K                           12

   Signatures                                                          13

                          MEDIA ARTS GROUP, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                   March 31,    June 30,
                                                     1998         1998
                                                               (Unaudited)
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $  16,401    $  12,364
  Investments                                             --        5,846
  Accounts receivable, net                            15,919       17,937
  Inventories                                          9,094       11,766
  Prepaid expenses and other current assets            2,404        3,394
  Deferred income taxes                                1,878        1,953
                                                   ---------    ---------
      Total current assets                            45,696       53,260
Property and equipment, net                            5,397        6,299
Other assets                                             246          242
                                                   ---------    ---------
                                                   $  51,339    $  59,801
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   4,804    $   4,345
  Commissions payable                                  1,003        1,437
  Accrued royalties                                      653        1,702
  Accrued compensation costs                           3,881        3,374
  Accrued expenses                                     2,469        3,885
  Income taxes payable                                 2,210        4,583
                                                   ---------    ---------
Total current liabilities                             15,020       19,326
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 16,220       20,526
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            85           85
  Additional paid-in capital                          35,410       35,695
  Retained earnings (accumulated deficit)               (376)       3,495
                                                   ---------    ---------
    Total stockholder's equity                        35,119       39,275
                                                   ---------    ---------
                                                   $  51,339    $  59,801
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                      Three Months Ended
                                                           June 30,
                                                       1997         1998
                                                    ---------    ---------
Net sales                                           $  13,189    $  26,339
Cost of sales                                           4,208        9,066
                                                    ---------    ---------
    Gross profit                                        8,981       17,273
                                                    ---------    ---------
Operating expenses:
  Selling and marketing                                 3,342        6,589
  General and administrative                            2,794        4,573
                                                    ---------    ---------
    Total operating expenses                            6,136       11,162
                                                    ---------    ---------
Operating income                                        2,845        6,111
Interest income (expense)                                (688)         131
Foreign exchange losses                                   (61)          --
                                                    ---------    ---------
Income before income taxes                              2,096        6,242
Provision for income taxes                                765        2,371
                                                    ---------    ---------
Net income                                          $   1,331    $   3,871
                                                    =========    =========
Net income per share:
  Basic                                             $    0.12    $    0.30
  Diluted                                           $    0.12    $    0.27
Shares used in net income per share computation:
  Basic                                                11,032       12,969
  Diluted                                              11,294       14,135

See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)

                                               Three Months Ended June 30,
                                                      1997        1998
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $   1,331   $   3,871
  Adjustments to reconcile to net cash
    provided by continuing operating activities:
  Depreciation                                            252         438
  Amortization of intangibles                             268           4
  Deferred income taxes                                   728         (75)
  Provision for returns and allowances                   (259)        116
  Provision for losses on accounts receivable              24          --
  Changes in assets and liabilities:
    Accounts receivable                                 1,562      (2,050)
    Receivables from related parties                       --         (26)
    Inventories                                          (215)     (2,274)
    Prepaid expenses and other current assets            (179)       (990)
    Accounts payable                                     (356)       (590)
    Commissions payable                                   173         434
    Accrued compensation costs                             --        (507)
    Income taxes payable                                1,304       2,373
    Accrued expenses                                      555       1,407
    Accrued royalties                                      --       1,049
                                                    ---------   ---------
Net cash provided by continuing operating activities    5,188       3,180
Net cash provided by discontinued operations              590          --
                                                    ---------   ---------
Net cash provided by operations                         5,778       3,180
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment                 (181)     (1,335)
  Acquisition of gallery, net of cash acquired             --        (321)
  Purchases of investments                                 --      (5,846)

                                                    ---------   ---------
Net cash used in investing activities                    (181)     (7,502)
                                                    ---------   ---------
Cash flows from financing activities:
  Repayments of borrowings under line of credit        (2,655)         --
  Repayment of notes payable                           (1,410)         --
  Proceeds from issuance of common stock                   13         285
                                                    ---------   ---------
Net cash provided by (used in) financing activities    (4,052)        285
                                                    ---------   ---------
Net increase (decrease) in cash and cash equivalents    1,545      (4,037)
Cash and cash equivalents at beginning of period          374      16,401
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   1,919   $  12,364
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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1999.


NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands).

                                                     Three Months Ended
                                                          June 30,
                                                      1997        1998
                                                    ---------   ---------
Weighted average number of shares - basic              11,032      12,969
Incremental shares from assumed issuance
  of stock options                                        262       1,166
                                                    ---------   ---------
Weighted average number of shares - diluted            11,294      14,135
                                                    =========   =========

NOTE 3 - Investments

Investments are comprised of debt obligations of U.S. financial institutions with contractual maturities of less than one year and have been classified "available-for-sale." At June 30, 1998, the fair value of the Company's investments approximated cost.


NOTE 4 - Inventories

Inventories consisted of (in thousands):

                                                    March 31,   June 30,
                                                      1998        1998
                                                    ---------   ---------
Raw materials                                       $     993   $   1,115
Work-in-process                                             8           8
Finished goods                                          8,093      10,643
                                                    ---------   ---------
                                                    $   9,094      11,766
                                                    =========   =========


NOTE 5 - Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. The Company does not expect this pronouncement to have a material effect on its financial statements.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 are effective in 1998, and are not required for interim periods. The Company does not expect this pronouncement to have a material effect on its financial statements.

NOTE 6 - Subsequent Events

On July 16, 1998 the Company initiated a stock repurchase program which provides for the repurchase of up to 200,000 shares of the Company's Common Stock which will be used in various employee incentive programs, including a new employee stock purchase plan. The shares may be purchased in the open market over the next twelve months at the then current market price or in privately negotiated transactions.




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 1998 which contains the audited financial statements and notes thereto for the years ended March 31, 1996, 1997 and 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Forward looking statements in this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1998, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 1998 were $26.3 million, a 99.7% increase compared to the $13.2 million reported for the quarter ended June 30, 1997. Wholesale sales increased by 146.5% and retail sales increased by 8.9% for the June 1998 quarter as compared to the June 1997 quarter. Wholesale sales increased primarily due to the number of Signature Galleries increasing from 25 at the end of June 1997 to 91 at the end of June 1998, as well as increased average sales to Signature Gallery customers. The remainder of the increase in wholesale sales was due to increased sales to existing accounts as well as upgrades of those accounts to higher dealership levels. Retail sales increased due to an increase in the number of company-owned stores from 16 as of June 30, 1997 to 23 as of June 30, 1998, as well as an increase in the number of units sold and a shift towards higher priced products. Comparable store sales per square foot for Company owned stores were $305 in the June 1998 quarter compared to $342 for the June 1997 quarter. Management believes that the shortfall in the comparative store sales as compared to the prior year was due to the significant impact of adverse weather on tourist traffic in the Company's California galleries. By contrast, comparable store sales growth after excluding the seven affected tourist galleries was 11%.

Gross Profit

Gross profit increased by $8.3 million for the quarter ended June 30, 1998, or 92.3%, to $17.3 million in comparison to the $9.0 million reported for the quarter ended June 30, 1997. The increase was due to increased sales partly offset by a decrease in gross margins. The Company's consolidated gross margin was 65.6% for the quarter ended June 30, 1998, compared to 68.1% for the same quarter in the prior year. The softening in gross margin was due to the 146.5% increase in the Company's wholesale sales as compared to the Company's 8.9% retail sales growth. Gross margin was further impacted by a Company event in June 1998 that featured Studio Proof editions, which have a comparatively high retail selling price but a lower gross margin.

Selling and Marketing Expenses

Selling and marketing expenses were $6.6 million during the quarter ended June 30, 1998 compared to $3.3 million for the June 1997 quarter. As a percentage of net sales, selling and marketing expenses were 25.0% for the June 1998 quarter compared to 25.3% for the same quarter in the prior year. Selling and marketing expenses increased in absolute terms due to increased commissions resulting from increased net sales, incentive compensation related to increased profits, the addition of sales personnel and increases in sales and promotional costs.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $2.8 million for the June 1998 and 1997 quarters, respectively. Expressed as a percentage of net sales, general and administrative expenses for the June 1998 quarter were 17.4% compared to 21.2% for the quarter ended June 1997.
The increase in general and administrative expenses in absolute terms was primarily due to increased compensation costs and facility costs related to expansion of capacity. General and administrative expenses decreased as a percent of sales due to economies of scale from increased sales levels.

Interest Income (Expense)

Interest income was $131,000 for the quarter ended June 30, 1998 compared to interest expense of $688,000 for the same period in the prior year. The increase in interest income was due to increased cash balances and repayment of debt as compared to the prior year as a result of the early repayment of debt using proceeds from the Company's February 1998 public offering.

Provision for Income Tax

The provision for income taxes was $2.4 million for the quarter ended June 1998, compared to $765,000 for the same quarter in the prior year. The Company's effective income tax rate for the quarter ended June 30, 1998 was 38.0% compared to 36.5% in the prior year.

Seasonality

The Company's business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income. The Company's net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. Despite overall increases in annual net sales in fiscal 1997, net sales in the December quarter were $15.5 million and net sales in the subsequent March 1997 and June 1997 quarters were $11.5 million and $13.2 million, respectively. Net sales in the December 1997 quarter were $26.8 million and sales in the subsequent March 1998 and June 1998 quarters were $25.4 million and $26.3 million, respectively. Management believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

The Company's quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including demand for the art of Thomas Kinkade and the Company's Thomas Kinkade products (including new product categories and series), the Company's ability to achieve its expansion plans, the timing, mix and number of new product releases, the timing of the opening of new Thomas Kinkade Stores and the expensing of the associated pre-opening costs, the successful implementation of the Thomas Kinkade Signature Gallery program and expansion of distribution generally, the Company's ability to implement strategic business alliances, the Company's ability to hire and train new manufacturing, sales and administrative personnel, continued implementation of manufacturing efficiencies, timing of product deliveries and the incurrence of other operating costs. In addition, since a significant portion of the Company's net sales are generated from orders received in the quarter, net sales in any quarter are substantially dependent on orders booked in that quarter. The Company's results may also fluctuate based on extraordinary events. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

Liquidity and Capital Resources

The Company's primary source of funds in the first three months of fiscal 1999 has been from its operations. The Company's working capital as of June 30, 1998 was $33.9 million, compared to $30.7 million as of March 31, 1998.

Net cash provided by operations for the first three months of fiscal 1999 was $3.2 million consisting primarily of income from operations adjusted by increases in income taxes payable, accrued royalties payable and other accrued expenses offset by an increase in accounts receivable and inventory. The Company increased inventory in anticipation of seasonally higher demand and increased distribution. Accounts receivable increased as a result of an increase in certain dealer categories which receive preferential payment terms. Net cash provided by operations for the first three months of fiscal 1998 was $5.8 million consisting primarily of income from continuing operations adjusted by an increase in income taxes payable and a decrease in accounts receivable.

Net cash used in investing activities was $7.5 million for the first three months of fiscal 1999 and primarily related to purchases of securities and to capital expenditures for property and equipment. Net cash used in investing activities was $181,000 in the first three months of fiscal 1998. The Company anticipates that total capital expenditures in fiscal 1999 will be approximately $8.2 million, and will relate primarily to continued manufacturing and infrastructure investments, as well as to the opening of new retail locations.

Net cash provided by financing activities was $285,000 in the first three months of fiscal 1999 compared to $4.1 million used in financing activities in the first three months of fiscal 1998. Cash provided by financing activities during the first three months of fiscal 1999 has been primarily from the exercise of options and warrants for the Company's Common Stock. Net cash used in financing activities during the first three months of fiscal 1998 was primarily for the repayment of borrowings under credit lines and notes payable.

The Company has a $10 million line-of-credit facility with a bank (the Senior Debt). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and inventory and aggregated $10.0 million as of June 30, 1998. There were no outstanding borrowings under this credit facility as of June 30, 1998.

The Company's working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that existing borrowing capacity under lines of credit, together with revenues from operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999. However, there can be no assurance that the Company will not seek additional capital in the future as a result of expansion or otherwise.



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable




                                   11
<PAGE 12>   12


PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS - Not Applicable

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
           Applicable

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10.1  - Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
      Exhibit 27    - Financial Data Schedule (EDGAR version only).

(b)   Reports on Form 8-K - none

                          MEDIA ARTS GROUP, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Raymond A. Peterson
                                   --------------------------------------
                                   Raymond A. Peterson
                                   Chief Executive Officer


                                   By  /s/ Greg H.L. Nash
                                   --------------------------------------
                                   Greg H.L. Nash
                                   Senior Vice President &
                                   Chief Financial Officer


Date:  August 11, 1998

EXHIBIT INDEX

Exhibit Number

10.1     Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.

27       Financial Data Schedule