Form 10-Q
period 1998-09-30
MEDIA ARTS GROUP INC
filed 1998-11-17
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,047,204 at September 30, 1998.


This report consists of 16 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       March 31, 1998 and September 30, 1998                            3

     Condensed Consolidated Statements of Income for the Three
       and Six Month Periods Ended September 30, 1997 and 1998          4

     Condensed Consolidated Statements of Cash Flows for
       the Six Month Periods Ended September 30, 1997 and 1998          5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        12

Part II:  Other Information

   Item 1:  Legal Proceedings                                          13

   Item 2:  Changes in Securities                                      13

   Item 3:  Defaults upon Senior Securities                            13

   Item 4:  Submission of Matters to a Vote of Security Holders        13

   Item 5:  Other Information                                          14

   Item 6:  Exhibits and Reports on Form 8-K                           14

   Signatures                                                          15

                          MEDIA ARTS GROUP, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, UNAUDITED)

                                                   March 31, September 30,
                                                     1998         1998
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $  16,401    $   6,277
  Short-term investments                                  --        3,898
  Accounts receivable, net                            15,919       19,069
  Inventories                                          9,094       15,162
  Prepaid expenses and other current assets            2,404        3,141
  Deferred income taxes                                1,878        2,039
                                                   ---------    ---------
      Total current assets                            45,696       49,586
Property and equipment, net                            5,397        8,658
Other assets                                             246          233
                                                   ---------    ---------
                                                   $  51,339    $  58,477
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   4,804    $   5,114
  Commissions payable                                  1,003        1,436
  Accrued royalties                                      653        1,024
  Accrued compensation costs                           3,881        3,326
  Accrued expenses                                     2,469        2,871
  Income taxes payable                                 2,210        2,462
                                                   ---------    ---------
Total current liabilities                             15,020       16,233
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 16,220       17,433
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            85           85
  Additional paid-in capital                          35,410       35,855
  Retained earnings (accumulated deficit)               (376)       7,768
  Treasury stock                                          --       (2,664)
                                                   ---------    ---------
    Total stockholders' equity                        35,119       41,044
                                                   ---------    ---------
                                                   $  51,339    $  58,477
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                   1997       1998       1997       1998
                                ---------  ---------  ---------  ---------
Net sales                       $  17,224  $  29,595  $  30,413  $  55,934
Cost of sales                       5,684      9,208      9,892     18,274
                                ---------  ---------  ---------  ---------
    Gross profit                   11,540     20,387     20,521     37,660
                                ---------  ---------  ---------  ---------
Operating expenses:
  Selling and marketing             4,424      8,159      7,766     14,748
  General and administrative        3,120      5,547      5,914     10,120
                                ---------  ---------  ---------  ---------
    Total operating expenses        7,544     13,706     13,680     24,868
                                ---------  ---------  ---------  ---------
Operating income                    3,996      6,681      6,841     12,792
Interest income (expense)            (475)       235     (1,163)       366
Foreign exchange gains (losses)        45         --        (16)        --
Gain on sale and leaseback            997         --        997         --
                                ---------  ---------  ---------  ---------
Income before income taxes          4,563      6,916      6,659     13,158
Provision for income taxes          1,690      2,643      2,455      5,014
                                ---------  ---------  ---------  ---------
Net income                      $   2,873  $   4,273  $   4,204  $   8,144
                                =========  =========  =========  =========
Net income per share:
  Basic                         $    0.26  $    0.33  $    0.38  $    0.63
  Diluted                       $    0.25  $    0.31  $    0.37  $    0.58
Shares used in net income per
  share computation:
  Basic                            11,031     12,904     11,032     12,936
  Diluted                          11,298     13,838     11,296     13,987

See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)

Six Months Ended September 30,                         1997        1998
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $   4,204   $   8,144
  Adjustments to reconcile to net cash
    provided by continuing operating activities:
  Depreciation                                            520         949
  Amortization of intangibles                             486          14
  Deferred income taxes                                   (49)       (161)
  Provision for returns and allowances                    403         357
  Provision for losses on accounts receivable            (429)        (58)
  Changes in assets and liabilities:
    Accounts receivable                                  (838)     (3,364)
    Receivables from related parties                      114         (27)
    Inventories                                          (625)     (5,670)
    Prepaid expenses and other current assets            (429)       (738)
    Accounts payable                                     (268)        179
    Commissions payable                                    (2)        433
    Accrued compensation costs                          1,017        (555)
    Income taxes payable and refundable, net            4,427         252
    Accrued expenses                                    1,075         393
    Accrued royalties                                     183         371
                                                    ---------   ---------
Net cash provided by continuing operating activities    9,789         519
Net cash provided by discontinued operations              890          --
                                                    ---------   ---------
Net cash provided by operations                        10,679         519
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment                 (841)     (4,205)
  Acquisition of gallery, net of cash acquired             --        (321)
  Purchases of short-term investments                      --      (3,898)

                                                    ---------   ---------
Net cash used in investing activities                    (841)     (8,424)
                                                    ---------   ---------
Cash flows from financing activities:
  Repayments of borrowings under line of credit        (2,655)         --
  Repayment of notes payable                           (2,392)         --
  Proceeds from issuance of common stock                   15         445
  Purchases of common stock                                --      (2,664)
                                                    ---------   ---------
Net cash used in financing activities                  (5,032)     (2,219)
                                                    ---------   ---------
Net increase (decrease) in cash and cash equivalents    4,806     (10,124)
Cash and cash equivalents at beginning of period          374      16,401
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   5,180   $   6,277
                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                       MEDIA ARTS GROUP, INC.
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc. and Thomas Kinkade Stores, Inc. The Company designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade.

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

In the opinion of management, the accompanying unaudited interim financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1999.


NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands).

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                   1997       1998       1997       1998
                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - basic                   11,031     12,904     11,032     12,936
Incremental shares from assumed
  issuance of stock options           267        934        264      1,051


                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - diluted                 11,298     13,838     11,296     13,987
                                =========  =========  =========  =========



NOTE 3 - Short-term investments

Short-term investments are comprised of debt obligations of U.S.
financial institutions with contractual maturities of over three months but less than one year and have been classified "available-for-sale." At September 30, 1998, the fair value of the Company's investments approximated cost.


NOTE 4 - Inventories

Inventories consisted of (in thousands):

                                                   March 31, September 30,
                                                     1998         1998
                                                   ---------    ---------
Raw materials                                      $     993    $   2,729
Work-in-process                                            8            7
Finished goods                                         8,093       12,426
                                                   ---------    ---------
                                                   $   9,094       15,162
                                                   =========    =========


NOTE 5 - Subsequent Events

On October 30, 1998 the Company authorized the repurchase of an additional 800,000 shares of the Company's Common Stock under the Company's stock repurchase program, bringing the number of shares authorized for repurchase to an aggregate of 1,000,000 shares. All 200,000 shares of the Company's Common Stock that were authorized to be repurchased under the Company's stock repurchase program on July 16, 1998 were repurchased by the Company during the quarter ended September 30,1998 at an average price of $13.32.



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

Forward looking statements in this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1998, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, the risks discussed below and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 1998 were $29.6 million, a 71.8% increase compared to the $17.2 million reported for the quarter ended September 30, 1997. Wholesale sales increased by 89.6% to $22.7 million and retail sales increased by 31.6% to $6.9 million for the September 1998 quarter as compared to the September 1997 quarter. Wholesale sales increased primarily due to the number of Signature Galleries increasing from 45 at the end of September 1997 to 116 at the end of September 1998, as well as increased average sales to Signature Gallery customers. The remainder of the increase in wholesale sales was due to increased sales to existing accounts as well as upgrades of those accounts to higher dealership levels. Retail sales increased due to an increase in the number of company-owned stores from 15 as of September 30, 1997 to 26 as of September 30, 1998, as well as a shift towards higher priced products. Comparable store sales per square foot for company-owned stores were $329 in the September 1998 quarter compared to $313 for the September 1997 quarter. Net sales for the six months ended September 30, 1998 were $55.9 million, up 83.9% from $30.4 million during the six months ended September 30, 1997. Wholesale sales increased 113.6% for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997 primarily as a result of the increase in Signature Galleries and increased average sales to Signature Gallery customers. Retail sales increased 21.2% for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997 primarily as a result of the increase in company-owned stores and a shift towards higher priced products.

Gross Profit

Gross profit increased by $8.9 million, or 76.7%, to $20.4 million for the quarter ended September 30, 1998 in comparison to the $11.5 million reported for the quarter ended September 30, 1997. Gross profit was $37.7 million for the six months ended September 30, 1998 compared to $20.5 million in the prior year. The Company's consolidated gross margin was 68.9% and 67.3% for the three and six month periods ended September 30, 1998, respectively, compared to 67.0% and 67.5% for the same periods in the prior year, respectively. The increase in absolute terms in gross profit was due to a higher proportion of retail sales, lower manufacturing costs as a percentage of sales due to higher sales and efficiencies gained from more evenly distributing manufacturing production over the first six months of the fiscal year. The softening in gross margin on a percentage basis for the six months ended September 1998 compared to the same period in the prior year is due to a larger increase in wholesale sales relative to retail sales during the first three months of the current fiscal year.

Selling and Marketing Expenses

Selling and marketing expenses were $8.2 million and $14.7 million for the three and six month periods ended September 30, 1998, respectively, compared to $4.4 million and $7.8 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses were 27.6% and 26.4% for the three and six month periods ended September 30 ,1998, respectively, compared to 25.7% and 25.5% for the same periods in the prior year. Selling and marketing expenses increased in absolute dollars and as a percentage basis primarily due to increased sales compensation costs resulting from increased net sales and the addition of sales personnel and increases in advertising and promotional costs.

General and Administrative Expenses

General and administrative expenses were $5.5 million and $3.1 million for the September 1998 and 1997 quarters, respectively, and were $10.1 million and $5.9 million for the six month periods ended September 30, 1998 and 1997, respectively. Expressed as a percentage of net sales, general and administrative expenses for the September 1998 quarter were 18.7% compared to 18.1% in the September 1997 quarter, and were 18.1% for the six months ended September 1998 compared to 19.4% in the prior year. The increase in general and administrative expenses in absolute terms was primarily due to increased compensation costs and facility costs related to expansion of capacity. General and administrative expenses for the six months ended September 30, 1998 decreased as a percentage of sales from the same period in the prior year due to economies of scale from increased sales levels.

Interest Income (Expense)

Interest income was $235,000 and $366,000 for the three and six months ended September 30, 1998, respectively, compared to interest expense of $475,000 and $1.2 million for the same periods in the prior year. The increase in interest income as compared to the prior year was due to increased cash and cash equivalents and short-term investments balances and repayment of debt using proceeds from the Company's February 1998 public offering.

Provision for Income Tax

The provision for income taxes was $2.6 million and $5.0 million for the quarter and six months ended September 1998, respectively, compared to $1.7 million and $2.5 million for the same periods in the prior year. The Company's effective income tax rate for the quarter and six months ended September 30, 1998 was 38.2% and 38.1%, respectively, compared to 37.0% and 36.9% for the same periods in the prior year.

Seasonality; Fluctuations in Quarterly Results

The Company's business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income.
The Company's net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. Despite overall increases in annual net sales in fiscal 1997, net sales in the December 1996 quarter were $15.5 million and net sales in the subsequent March 1997 and June 1997 quarters were $11.5 million and $13.2 million, respectively. Net sales in the December 1997 quarter were $26.8 million and sales in the subsequent March 1998 and June 1998 quarters were $25.4 million and $26.3 million, respectively. Management believes that the seasonal effect is due primarily to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds in the first six months of fiscal 1999 has been from its operations. The Company's working capital as of September 30, 1998 was $33.4 million, compared to $30.7 million as of March 31, 1998.

Net cash provided by operations for the first six months of fiscal 1999 was $519,000 consisting primarily of income from operations adjusted by increases in accounts receivable and inventory. The Company increased inventory in anticipation of seasonally higher demand and increased distribution. Accounts receivable increased as a result of an increase in certain dealer categories which receive preferential payment terms.

Net cash provided by operations for the first six months of fiscal 1998 was $10.7 million consisting primarily of income from continuing operations adjusted by an increase in income taxes payable.

Net cash used in investing activities was $8.4 million for the first six months of fiscal 1999 and primarily related to purchases of securities for $3.9 million and capital expenditures for property and equipment for $4.2 million. Net cash used in investing activities was $841,000 in the first six months of fiscal 1998. The Company anticipates that total capital expenditures in fiscal 1999 will be approximately $8.0 million, and will relate primarily to continued manufacturing and infrastructure investments, as well as to the opening of new retail locations.

Net cash used in financing activities was $2.2 million in the first six months of fiscal 1999 compared to $5.0 million in the first six months of fiscal 1998. Cash used in financing activities during the first six months of fiscal 1999 related primarily to the purchase of shares of the Company's Common Stock under the Company's continuing stock repurchase program. Net cash used in financing activities during the first six months of fiscal 1998 was related primarily to the repayment of borrowings under credit lines and notes payable.

The Company has a $10 million line-of-credit facility with a bank (the Senior Debt). Borrowing capacity under the Senior Debt facility is based upon eligible accounts receivable and inventory and aggregated $10.0 million as of September 30, 1998. There were no outstanding borrowings under this credit facility as of September 30, 1998.

The Company's working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that existing borrowing capacity under its line of credit, together with revenues from operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999. However, there can be no assurance that the Company will not seek additional capital in the future as a result of expansion or otherwise.


YEAR 2000 COMPLIANCE

The Company's Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The Company has conducted a review of its information technology ("IT") and non-IT systems to identify those areas that could be affected by the Year 2000 issue, and has developed a comprehensive, risk-based plan. This plan addresses both IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

In connection with the Project, the Company has completed an inventory and risk-assessment of its computer systems and related technology, and has begun the testing and remediation process. The Company's main IT system consists of JD Edwards software, an IBM AS400 and a PC-based network. In fiscal 1998 the Company upgraded its JD Edwards software to be Year 2000 compliant, and in the September quarter upgraded both the IBM AS400 and substantially all of its PC's to be Year 2000 compliant.
The Company expects to complete the Project by mid-1999. However, the Company cannot guarantee that its compliant systems will not encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant" and the Company cannot guarantee that such failure to interface or interconnect will not have a materially adverse effect on the Company's operations. The Company has also completed an inventory and risk assessment of its outside vendors and has identified those key vendors that represent a significant risk to the Company. The Company is currently in the process of communicating with these vendors to determine their Year 2000 readiness. The Company is also preparing contingency plans in the event of non-compliance by those key vendors. The Company believes the Year 2000 risk with its suppliers is low because many of the vendors are small manufacturers with relatively simple business systems. The Company expects to identify any significant vendor-compliance problems by the first quarter of 1999 and to resolve those issues by the end of the third quarter. Despite this approach, there can be no guarantee that the systems of other companies on which the Company is reliant will be converted in a timely manner, or that a failure by another company to convert would not have a materially adverse effect on the Company.

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1 million, which includes upgrade of the Company's JD Edwards software, IBM AS400 and PC-based network. The total amount expended on the Project through September 30, 1998, was approximately $750,000. The estimated future cost of completing the Year 2000 Project is estimated to be approximately $250,000.

The Company presently believes that with modification to existing software and conversion to new software, the Year 2000 problem will not pose significant operational risk. While the Company cannot accurately predict a "worst case scenario" with regard to its Year 2000 issues, the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and developing appropriate contingency plans and procedures in an attempt to minimize the effects of such a scenario.



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - Not Applicable

PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS - Not Applicable

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Media Arts Group, Inc. was convened on September 17, 1998.

(b) The following directors were elected to hold office until the next annual meeting:
                                                       Votes
      Nominee                         Votes           Withheld

      Kenneth E. Raasch             12,240,413         55,632
      Thomas Kinkade                12,248,895         47,150
      Michael L. Kiley              12,246,315         49,730
      Norman T. Mahoney             12,245,865         50,180
      Norman A. Nason               12,246,165         49,880
      W. Michael West               12,249,005         47,040

(c)   The following matters were voted upon at the meeting:

      The approval of the Company's 1998 Stock Incentive Plan which succeeds the Company's Employee Stock Option Plan and the Company's Stock Option Plan for Directors. The number of shares reserved for issuance under the 1998 Stock Incentive Plan is 500,000 plus the number of shares remaining available for grant under the Employee Stock Option Plan and the Stock Option Plan for Directors.
        Votes for - 8,739,395, against - 1,687,393, abstain - 8,903
        Broker nonvote - 1,860,354

      The approval to grant an option to purchase 600,000 shares of Common Stock to Thomas Kinkade.
        Votes for - 9,914,684, against - 441,856, abstain - 13,865
        Broker nonvote - 1,925,640

      The approval of the Company's Employee Qualified Stock Purchase Plan for which 125,000 shares will be reserved.
        Votes for - 10,202,666, against - 222,972, abstain - 10,053
        Broker nonvote - 1,860,354

      The approval of an amendment to the Company's amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 80,000,000.
        Votes for - 10,870,668, against - 1,412,749, abstain - 12,628
        Broker nonvote - 0

      The selection and ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending March 31, 1999.
        Votes for - 12,276,675, against - 14,080, abstain - 5,290
        Broker nonvote - 0

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 3 - Amended and Restated Certificate of Incorporation

(b)   Exhibit 27 - Financial Data Schedule (EDGAR version only)

(c)   Reports on Form 8-K - none

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

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Raymond A. Peterson
                                   --------------------------------------
                                   Raymond A. Peterson
                                   Chief Executive Officer


                                   By  /s/ Greg H.L. Nash
                                   --------------------------------------
                                   Greg H.L. Nash
                                   Senior Vice President &
                                   Chief Financial Officer


Date:  November 13, 1998

EXHIBIT INDEX

Exhibit Number

3        Amended and Restated Certificate of Incorporation

27       Financial Data Schedule