Form 10-Q
period 1998-12-31
MEDIA ARTS GROUP INC
filed 1999-02-16
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,940,117 at December 31, 1998.


This report consists of 15 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       March 31, 1998 and December 31, 1998                             3

     Condensed Consolidated Statements of Income for the Three
       and Nine Month Periods Ended December 31, 1997 and 1998          4

     Condensed Consolidated Statements of Cash Flows for
       the Nine Month Periods Ended December 31, 1997 and 1998          5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        12

Part II:  Other Information

   Item 1:  Legal Proceedings                                          13

   Item 2:  Changes in Securities                                      13

   Item 3:  Defaults upon Senior Securities                            13

   Item 4:  Submission of Matters to a Vote of Security Holders        13

   Item 5:  Other Information                                          13

   Item 6:  Exhibits and Reports on Form 8-K                           13

   Signatures                                                          14

                          MEDIA ARTS GROUP, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, UNAUDITED)

                                                   March 31,  December 31,
                                                     1998         1998
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $  16,401    $  11,777
  Accounts receivable, net                            15,919       21,577
  Inventories                                          9,094       14,526
  Prepaid expenses and other current assets            2,404        4,152
  Deferred income taxes                                1,878        2,173
                                                   ---------    ---------
    Total current assets                              45,696       54,205
Property and equipment, net                            5,397       10,228
Other assets                                             246          229
                                                   ---------    ---------
                                                   $  51,339    $  64,662
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   4,804    $   4,774
  Commissions payable                                  1,003        1,645
  Accrued royalties                                      653        1,414
  Accrued compensation costs                           3,881        3,059
  Accrued expenses                                     2,469        2,992
  Income taxes payable                                 2,210        2,670
                                                   ---------    ---------
    Total current liabilities                         15,020       16,554
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
      Total liabilities                               16,220       17,754
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            85           85
  Additional paid-in capital                          35,410       36,398
  Retained earnings (accumulated deficit)               (376)      13,670
  Treasury stock                                          --       (3,245)
                                                   ---------    ---------
      Total stockholders' equity                      35,119       46,908
                                                   ---------    ---------
                                                   $  51,339    $  64,662
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                 Three Months Ended     Nine Months Ended
                                    December 31,          December 31,
                                   1997       1998       1997       1998
                                ---------  ---------  ---------  ---------
Net sales                       $  26,796  $  39,020  $  57,209  $  94,954
Cost of sales                       8,920     12,872     18,812     31,146
                                ---------  ---------  ---------  ---------
    Gross profit                   17,876     26,148     38,397     63,808
                                ---------  ---------  ---------  ---------
Operating expenses:
  Selling and marketing             5,337     10,026     13,103     24,774
  General and administrative        5,516      6,428     11,430     16,548
                                ---------  ---------  ---------  ---------
    Total operating expenses       10,853     16,454     24,533     41,322
                                ---------  ---------  ---------  ---------
Operating income                    7,023      9,694     13,864     22,486
Interest income (expense)            (275)        55     (1,438)       421
Foreign exchange losses               (77)        --        (93)        --
Gain on sale and leaseback             --         --        997         --
                                ---------  ---------  ---------  ---------
Income before income taxes          6,671      9,749     13,330     22,907
Provision for income taxes          2,482      3,847      4,937      8,861
                                ---------  ---------  ---------  ---------
Net income                      $   4,189  $   5,902  $   8,393  $  14,046
                                =========  =========  =========  =========
Net income per share:
  Basic                         $    0.38  $    0.46  $    0.76  $    1.09
  Diluted                       $    0.35  $    0.44  $    0.73  $    1.02
Shares used in net income per
  share computation:
  Basic                            11,083     12,912     11,049     12,928
  Diluted                          12,004     13,466     11,532     13,813

See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)

Nine Months Ended December 31,                        1997        1998
Cash flows from operating activities:
  Net income                                        $   8,393   $  14,046
  Adjustments to reconcile to net cash
    provided by continuing operating activities:
  Gain on sale and leaseback                             (997)         --
  Depreciation                                            826       1,544
  Amortization of intangibles                             689          19
  Deferred income taxes                                  (760)       (295)
  Provision for returns and allowances                    281       1,588
  Provision for losses on accounts receivable            (329)       (216)
  Changes in assets and liabilities:
    Accounts receivable                                (5,291)     (6,943)
    Receivables from related parties                       --         (29)
    Inventories                                        (1,070)     (5,034)
    Prepaid expenses and other assets                     (70)     (1,750)
    Accounts payable                                    1,287        (161)
    Commissions payable                                   539         642
    Accrued compensation costs                          2,140        (822)
    Income taxes payable and refundable, net            5,839         460
    Accrued expenses                                      (92)        514
    Accrued royalties                                    (719)        761
                                                    ---------   ---------
Net cash provided by continuing operating activities   10,666       4,324
Net cash provided by discontinued operations              890          --
                                                    ---------   ---------
Net cash provided by operations                        11,556       4,324
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment               (1,869)     (6,370)
  Proceeds from disposal of property and equipment      1,647          --
  Acquisition of gallery, net of cash acquired             --        (321)
                                                    ---------   ---------
Net cash used in investing activities                    (222)     (6,691)
                                                    ---------   ---------
Cash flows from financing activities:
  Repayments of borrowings under line of credit        (2,631)         --
  Repayment of notes payable                           (4,140)         --
  Proceeds from issuance of common stock                  162         988
  Purchases of common stock                                --      (3,245)
                                                    ---------   ---------
Net cash used in financing activities                  (6,609)     (2,257)
                                                    ---------   ---------
Net increase (decrease) in cash and cash equivalents    4,725      (4,624)
Cash and cash equivalents at beginning of period          374      16,401
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   5,099   $  11,777
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

The condensed interim consolidated financial statements of Media Arts Group, Inc. have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 1999.

NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands).

                                 Three Months Ended     Nine Months Ended
                                    December 31,          December 31,
                                   1997       1998       1997       1998
                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - basic                   11,083     12,912     11,049     12,928
Incremental shares from assumed
  issuance of stock options           921        554        483        885


                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - diluted                 12,004     13,466     11,532     13,813
                                =========  =========  =========  =========


NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                   March 31,  December 31,
                                                     1998         1998
                                                   ---------    ---------
Raw materials                                      $     993    $   2,349
Work-in-process                                            8            6
Finished goods                                         8,093       12,171
                                                   ---------    ---------
                                                   $   9,094       14,526
                                                   =========    =========



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


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended December 31, 1998 were $39.0 million, a 45.6% increase compared to the $26.8 million reported for the quarter ended December 31, 1997. Wholesale sales increased by 44.9% to $29.7 million and retail sales increased by 49.1% to $9.3 million for the December 1998 quarter as compared to the December 1997 quarter.

Wholesale sales increased primarily due to the number of Signature Galleries increasing from 67 at the end of December 1997 to 157 at the end of December 1998, as well as increased promotional activities and programs in the quarter. The remainder of the increase in wholesale sales was primarily due to the opening of new dealers as well as upgrades of some dealers to higher dealership levels. Retail sales increased due to an increase in the number of company-owned stores from 18 as of December 31, 1997 to 30 as of December 31, 1998, as well as increased marketing efforts. Comparable store sales per square foot for company-owned stores were $377 in the December 1998 quarter compared to $362 for the December 1997 quarter. Net sales for the nine months ended December 31, 1998 were $95.0 million, up 66.0% from $57.2 million during the nine months ended December 31, 1997. Wholesale sales increased 79.1% for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997 primarily as a result of the increase in Signature Galleries and increased promotional activities. Retail sales increased 32.5% for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997 primarily as a result of the increase in company-owned stores, a shift towards higher priced products and increased marketing efforts.

Gross Profit


Gross profit increased by $8.3 million, or 46.3%, to $26.1 million for the quarter ended December 31, 1998 in comparison to the $17.9 million reported for the quarter ended December 31, 1997. Gross profit was $63.8 million for the nine months ended December 31, 1998 compared to $38.4 million in the prior year. The Company's consolidated gross margin was 67.0% and 67.2% for the three month and nine month periods ended December 31, 1998, compared to 66.7% and 67.1% for the same periods in the prior year. The increase in gross profit in absolute terms and as a percentage of net sales was due to efficiencies gained due to higher sales.

Selling and Marketing Expenses

Selling and marketing expenses were $10.0 million and $24.8 million for the three month and nine month periods ended December 31, 1998, compared to $5.3 million and $13.1 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses were 25.7% and 26.1% for the three month and nine month periods ended December 31 , 1998, compared to 19.9% and 22.9% for the same periods in the prior year. Selling and marketing expenses increased in absolute dollars and as a percentage of net sales primarily due to increased sales compensation costs resulting from increased net sales and the addition of sales personnel and increases in advertising and promotional costs.

General and Administrative Expenses

General and administrative expenses were $6.4 million and $16.5 million for the three month and nine month periods ended December 31, 1998, compared to $5.5 million and $11.4 million for the same periods in the prior year. Expressed as a percentage of net sales, general and administrative expenses were 16.5% and 17.4% for the three month and nine month periods ended December 31, 1998, compared to 20.6% and 20.0% for the same periods in the prior year. The increase in general and administrative expenses in absolute terms was primarily due to increased facility costs related to expansion of capacity. General and administrative expenses for the three months and nine months ended December 31, 1998 decreased as a percentage of sales from the same periods in the prior year due to economies of scale from increased sales levels.

Interest Income (Expense)

Interest income was $55,000 and $421,000 for the three months and nine months ended December 31, 1998, compared to interest expense of $275,000 and $1.4 million for the same periods in the prior year. The increase in interest income as compared to the prior year was due to increased cash and cash equivalents and repayment of debt using proceeds from the Company's February 1998 public offering.

Provision for Income Tax

The provision for income taxes was $3.8 million and $8.9 million for the three months and nine months ended December 31, 1998, compared to $2.5 million and $4.9 million for the same periods in the prior year. The Company's effective income tax rate for the three months and nine months ended December 31, 1998 was 39.5% and 38.7%, compared to 37.2% and 37.0% for the same periods in the prior year.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds in the first nine months of fiscal 1999 has been from its operations. The Company's working capital as of December 31, 1998 was $37.7 million, compared to $30.7 million as of March 31, 1998.

Net cash provided by operations for the first nine months of fiscal 1999 was $4.3 million consisting primarily of income from operations adjusted by increases in accounts receivable and inventory. Accounts receivable increased due to seasonal fluctuations as well as a result of an increase in certain dealer categories which receive preferential payment terms. The Company increased inventory due to increased distribution and the increased number of company-owned stores. Net cash provided by operations for the first nine months of fiscal 1998 was $11.6 million consisting primarily of income from continuing operations adjusted by increases in accounts receivable, income taxes payable and accrued compensation costs.

Net cash used in investing activities was $6.7 million for the first nine months of fiscal 1999 and primarily related to capital expenditures for property and equipment of $6.4 million related to increases in manufacturing and fulfillment capacity as well as store openings. Net cash used in investing activities was $222,000 in the first nine months of fiscal 1998. The Company anticipates that total capital expenditures in fiscal 1999 will be approximately $8.0 million, and will relate primarily to continued manufacturing and infrastructure investments, as well as to the opening of new retail locations.

Net cash used in financing activities was $2.3 million in the first nine months of fiscal 1999 compared to $6.6 million in the first nine months of fiscal 1998. Cash used in financing activities during the first nine months of fiscal 1999 related primarily to the purchase of shares of the Company's Common Stock under the Company's continuing stock repurchase program. During the nine months ended December 31, 1998, 243,600 shares of Company Common Stock were purchased at an average price of $13.32.
Net cash used in financing activities during the first nine months of fiscal 1998 related primarily to the repayment of borrowings under credit lines and notes payable.

The Company has a $10 million line-of-credit facility with a bank. Borrowing capacity under the credit facility is based upon eligible accounts receivable and inventory and aggregated $10.0 million as of December 31, 1998. There were no outstanding borrowings under this credit facility as of December 31, 1998.

The Company's working capital requirements in the foreseeable future will change depending on the rate of the Company's expansion, the Company's operating results and any other adjustments in its operating plan as needed in response to competition, acquisition opportunities or unexpected events. The Company believes that existing borrowing capacity under its line of credit, together with revenues from operations, will be sufficient to meet the Company's working capital requirements through fiscal 1999. However, the Company may seek additional capital in the future as a result of expansion or otherwise.


YEAR 2000 COMPLIANCE

The Company's Year 2000 Project (the "Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The Company conducted a review of its information technology ("IT") and non-IT systems to identify those areas that could be affected by the Year 2000 issue, and developed a comprehensive, risk-based plan. This plan addresses both IT and non-IT systems and products, as well as dependencies on those with whom the Company does significant business.

In connection with the Project, the Company completed an inventory and risk-assessment of its computer systems and related technology, and has begun the testing and remediation process. The Company's main IT system consists of JD Edwards software, an IBM AS400 and a PC-based network. In fiscal 1998 the Company upgraded its JD Edwards software to be Year 2000 compliant, and in the September quarter of fiscal 1999 upgraded both the IBM AS400 and substantially all of its PC's to be Year 2000 compliant. The Company expects to complete the Project by mid-1999. However, the Company's systems may encounter difficulties when attempting to interface or interconnect with third party systems, whether or not those systems are claimed to be "compliant" and a failure to interface or interconnect could materially adverse affect the Company's operations. The Company completed an inventory and risk assessment of its outside vendors and identified those key vendors that represent a significant risk to the Company. The Company is currently in the process of communicating with these vendors to determine their Year 2000 readiness. The Company is also preparing contingency plans in the event of non-compliance by those key vendors. The Company believes the Year 2000 risk with its suppliers is low because many of the vendors are small manufacturers with relatively simple business systems. The Company expects to identify any significant vendor-compliance problems by March 31, 1999, and to resolve those issues before December 31, 1999. However, the systems of other companies on which the Company relies may not be converted in a timely manner, and a failure by another company to convert may materially adverse affect the Company.

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $1 million, which includes upgrade of the Company's JD Edwards software, IBM AS400 and PC-based network. The total amount expended on the Project through December 31, 1998, was approximately $800,000. The future cost of completing the Year 2000 Project is estimated to be approximately $200,000.

The Company presently believes that with modification to existing software and conversion to new software, the Year 2000 problem will not pose significant operational issues. However, the Company cannot accurately predict a "worst case scenario" with regard to its Year 2000 issues, and the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could materially adverse affect the Company's operations.



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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Form 10-Q:

(a) Exhibit 10.29 - Employment Agreement entered into between the Company and Raymond A. Peterson dated November 19, 1998.

(b) Exhibit 10.30 - Employment Agreement entered into between the Company and Greg Nash dated November 19, 1998.

(c)   Exhibit 27 - Financial Data Schedule (EDGAR version only)

(d) The following Current Report on Form 8-K was filed during the period October 1, 1998 to December 31, 1998:

              Date                         Event Reported
        ----------------           -------------------------------
        December 7, 1998           New York Stock Exchange Listing

                          MEDIA ARTS GROUP, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Raymond A. Peterson
                                   --------------------------------------
                                   Raymond A. Peterson
                                   Vice Chairman, President &
                                   Chief Executive Officer


                                   By  /s/ Greg H.L. Nash
                                   --------------------------------------
                                   Greg H.L. Nash
                                   Senior Vice President &
                                   Chief Financial Officer


Date:  February 16, 1999

EXHIBIT INDEX

Exhibit Number

10.29    Employment Agreement entered into between the Company and
           Raymond A. Peterson dated November 19, 1998.

10.30    Employment Agreement entered into between the Company and Greg
           Nash dated November 19, 1998.

27       Financial Data Schedule