Form 10-K
period 1999-03-31
MEDIA ARTS GROUP INC
filed 1999-06-29
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999
                         Commission File number 0-24294

                             MEDIA ARTS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                          77-0354419
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

                   521 Charcot Avenue
                  San Jose, California                       95113
        (Address of principal executive offices)          (Zip code)

       Registrant's telephone number, including area code: (408) 324-2020

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 Par Value
                                (Title of class)

        Securities registered pursuant to section 12(g) of the Act: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 31, 1999, as reported on the New York Stock Exchange was approximately $43,816,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 1999, was 12,978,162.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.


        THIS FORM CONTAINS 62 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 40.

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

ITEM 1.           BUSINESS

OVERVIEW

         Media Arts Group, Inc. (the "Company") is a leading designer, manufacturer, marketer and branded retailer of art-based home decorative accessories, collectibles and gift products based upon the works of the artist Thomas Kinkade, Painter of Light. Our primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes. We believe the Thomas Kinkade lifestyle brand appeals to a wide range of consumers because its message celebrates home, family, nature and traditions and its products help to create positive environments in which to live and work. We strive to reach a broad consumer base by offering products at a variety of price points, controlling distribution through our branded distribution channel of independently owned and operated Thomas Kinkade Signature Galleries ("Signature Galleries") and Showcase Galleries, as well as Company-owned retail stores ("Thomas Kinkade Stores"). We have also developed strategic marketing relationships with companies such as Hallmark Cards, Inc., Avon Products, Inc. and QVC Inc. Our products generally sell at retail price points ranging from $50 for small gift prints to between $150 and $10,000 for paper and canvas lithographs. We distribute Thomas Kinkade products through an extensive distribution network which as of March 31, 1999 included 169 Signature Galleries, 32 Thomas Kinkade Stores and approximately 4,000 other independent gift and collectible retailers as well as through the strategic relationships. We believe that this broad distribution network has allowed us to develop Thomas Kinkade into a leading art-based brand. In April of 1999, we decided to stop opening new Company-owned Thomas Kinkade Stores in order to focus on development of our branded distribution through independent dealers. We are assessing opportunities to transfer ownership of Thomas Kinkade Stores to existing and new Thomas Kinkade Signature Gallery dealers. We expect a majority of our Thomas Kinkade Stores to be transferred to independent owners by the end of fiscal 2000.

INDUSTRY OVERVIEW

         The home decorative accessories and collectibles market is a multi-billion dollar industry which includes products such as artwork, vases, trays, mugs, picture frames and ornaments sold by specialty stores, art and gift galleries, department stores and catalog retailers. This market is expected to grow 33% from $6.9 billion in 1996 to $9.2 billion by the year 2001, according to a January 1997 report on the U.S. giftware market (the "Report") by Packaged Facts, a consumer research organization. The Company believes that key drivers of this growth may include an increase in the homeowner population and an accompanying trend towards enhancing the home environment, or "nesting." According to the U.S. Census Bureau, while the population of homeowners is expected to increase by 4.4 million from 1997 to 2001, the population of homeowners ages 35-64 is expected to grow 4.8 million from 55.4 million in 1997 to 60.2 million by the year 2001. Typically, homeowners have a greater sense of permanency and are more interested in purchasing household goods and decorating than those who view their living arrangements as temporary. The Report also notes that collectibles, which generally focus on positive themes with sentimental appeal, are growing in popularity both as an investment and as a way of creating a warm living environment. Consumers tend to purchase decorative accessories, collectibles and other giftware from specialty stores. The Report states that in 1997, specialty stores accounted for 65% of retail sales for the overall giftware market, with department stores and mass merchants accounting for only 25% of such sales. The Company believes that the increased demand for decorative and collectible products and the preference of consumers to purchase giftware through specialty retail stores present a significant business opportunity.

BUSINESS STRATEGY

         Our goal is to develop Thomas Kinkade into a leading art-based brand with widespread consumer appeal. To achieve this goal, we have adopted the following strategy:

         PROVIDE A WIDE ARRAY OF BRANDED ART-BASED HOME ACCESSORIES. We seek to increase awareness of the Thomas Kinkade brand and lifestyle message by creating products that appeal to a broad range of consumers. Our Thomas Kinkade images are released first in our higher margin limited edition lithographs and are the foundation of our product lines. By leveraging these new images and our existing library of over 170 Thomas Kinkade images into a wide array of art-based home accessories with accessible price points, we hope to reach a broad consumer base and to build brand awareness.

         EXPAND CONTROLLED DISTRIBUTION THROUGH DEDICATED STORES AND GALLERIES. We seek to enhance the Thomas Kinkade brand by developing a network of independently owned Signature Galleries which exclusively sell Thomas Kinkade products. This controlled distribution strategy enables us to have our products presented in environments designed to showcase the Thomas Kinkade brand and convey the Thomas Kinkade lifestyle message. Furthermore, many Signature Gallery owners have completed a sales, marketing and management program at Thomas Kinkade University, the Company's training facility. In fiscal 1999, sales through Thomas Kinkade Stores and to Signature Galleries accounted for approximately 53.7% of net sales compared to 48.8% in fiscal 1998. We intend to continue to expand our network of Thomas Kinkade Signature Galleries.

         EXPAND DEALER NETWORK AND PROMOTE EXISTING DEALERS. We seek to increase sales and build brand awareness by continuing to expand our dealer network and promoting existing dealers to higher incentive and commitment levels. We currently distribute our products through approximately 4,000 independent dealers organized into five dealer levels with minimum purchase requirements ranging from a $500 minimum initial purchase requirement to a $30,000 minimum annual purchase requirement. As dealers upgrade to higher levels, they receive increasing benefits such as access to a wider range of the Company's products. In fiscal 1999, the Company added over 1,300 new independent dealers.

         DEVELOP STRATEGIC BUSINESS RELATIONSHIPS TO EXPAND PRODUCT LINES AND AUDIENCE REACH. We intend to continue to develop strategic business relationships with leading consumer marketing companies in order to build brand awareness and generate additional sales and to leverage the expertise of these companies in sales and marketing, manufacturing and distribution. We currently have such strategic business relationships with Hallmark for stationery items, ornaments and other gift products; Avon for gift products; and QVC for paper lithographs and other gift products.

         PROVIDE HIGH QUALITY PRODUCTS. We believe that manufacturing high quality products is essential to enhancing the Thomas Kinkade brand image. While we expect demand for these products to increase, we remain committed to providing high quality products. Accordingly, we plan to continue to improve quality control, increase capacity and shorten production time by automating certain of our manufacturing processes.

         DEVELOP AN INTERNET PRESENCE. In fiscal 2000 we expect to introduce an e-commerce presence to support and contribute to the growth of our retail distribution channel. We believe our innovative web-site will enable consumers to select and purchase Thomas Kinkade branded products, as well as products based on other artists, on-line, while encouraging actual store visits through customer incentives that promote new continuing relationships with the stores. In addition, we expect to implement an extranet system that will be exclusively designed for independent dealers to enhance communication by providing on-line order entry and order status review, retail support services, training, email correspondence and an on-line exchange and auction for art prints.

         FOCUS ON RETAIL. We remain committed to providing support to our dealers in order to assist them in maximizing retail sales through their stores. Our decision to stop opening new Company-owned stores will allow us to use our resources more efficiently by focussing on dealer support services, particularly for our Signature and Showcase dealers. During fiscal 2000 we expect to provide additional training, marketing and promotional services to our branded dealers in order to promote retail sales of our products.

PRODUCTS

         Our products include collectible framed canvas and paper lithographs, books, stationery items and other home accessories and gift products that feature Mr. Kinkade's unique use of light and his peaceful, warm and inspiring themes. Mr. Kinkade's subjects often include gardens, cityscapes, cottages, lighthouses and country villages. The following paragraphs describe our product categories, product strategy and creative process.

         PRODUCT CATEGORIES. Our products are categorized generally as limited editions or open editions. Limited editions are high quality canvas and paper lithographs produced in limited quantities, each of which is accompanied by a certificate of authenticity stating the size of the edition. Open editions are products that may be produced in greater quantities and sold by the Company indefinitely. In fiscal 1999, limited editions and open editions represented 71.2% and 23.3% of our net sales, respectively.

         The limited edition product line currently consists of canvas and paper lithographs. Canvas lithographs are paper prints transferred to canvas and hand-highlighted to have the appearance of original oil paintings. Our paper lithographs are high quality lithographs reproduced on acid-free paper. Both canvas and paper lithographs feature Thomas Kinkade's signature, applied in DNA-infused ink through a double authentication signing process. We market our limited edition canvas lithographs in nine sub-editions and our paper lithographs in seven sub-editions with various edition sizes and attributes to provide levels of collectibility at multiple price points. When determining edition sizes, the Company seeks to balance anticipated market demand and the desire to maintain collectibility. In order to enable dealers to meet the ever increasing demand for Thomas Kinkade limited edition products, we introduced multi-size releases and multi-phased releases. Multi-size releases allow collectors the opportunity to select an image from several available sizes to best accommodate their size and price needs. Multi-phased releases, with Charter, Encore and Finale editions, will provide dealers and collectors the opportunity to purchase images several years after a prior phase is sold out.

         Our open edition products include gift prints, gift products and home accessories based on popular Thomas Kinkade images. Gift prints are smaller versions of previously released images, reproduced in a number of formats with varying sizes and attributes. Our current gift and home accessory products include books, ceramic mugs, mini-prints on easels, magnets, small framed inspirational prints, decorative tins, gift baskets, photograph frames, candles and stationery items. Our gift and home accessory products are produced primarily by third party manufacturers under license agreements with the Company.

         PRODUCT STRATEGY. Our product strategy focuses on creating high perceived value by limiting edition sizes and creating collectibility, as well as providing a broad range of products at a variety of price points. The following paragraphs describe the key elements of this strategy.

          - CREATE HIGH PERCEIVED VALUE THROUGH LIMITED EDITIONS. We seek to create high perceived value by producing lithographs in numbered limited editions accompanied by certificates of authenticity. Historically, secondary market prices for our sold-out editions have exceeded original offering prices. Although we do not promote the potential economic advantages of purchasing our limited edition artwork, we believe that the existence of this secondary market is an important consideration for some of our customers.

          - CREATE COLLECTIBILITY THROUGH PRODUCT SERIES. We seek to promote collectibility and successive purchases by consumers by introducing many of our products in series rather than as single offerings. Most of Mr. Kinkade's works are marketed as part of a series, such as the series of cabin and wilderness scenes entitled "End of A Perfect Day." We have found that releasing pieces in series has allowed us to generate pre-release orders from retailers anticipating collector demand.

          - LEVERAGE THOMAS KINKADE IMAGES INTO A BROAD ARRAY OF PRODUCTS. We plan to leverage our library of Thomas Kinkade images, particularly our most successful limited edition releases, into a wide array of home accessories and gift products. Through this strategy, we seek to reach a broad consumer base, to build brand awareness and to increase demand for Thomas Kinkade products.

          - TIERED PRICING. In order to appeal to a broad range of consumers with varying budgets and address the needs of different retail formats, we offer products at a variety of price points. Retail prices for reproductions of Thomas Kinkade wall art range from $50 to $250 for a small framed gift print, $250 to $500 for an unframed paper lithograph, $500 to $2,100 for a canvas lithograph, $1,800 to $6,000 for a canvas lithograph hand signed by Thomas Kinkade and $3,000 to $10,000 for a canvas lithograph hand signed and highlighted by Thomas Kinkade. Our gift and home accessory products generally sell for under $50.

         CREATIVE PROCESS. Our products are based on the artwork of Thomas Kinkade, who has won multiple awards from The National Association of Limited Edition Dealers, including Artist of the Year and Graphic Artist of the Year. Mr. Kinkade paints in his Northern California studio and on location while traveling. Mr. Kinkade is known for his unique use of light and the manner in which his paintings reflect changes in the intensity of the ambient lighting. Under the terms of the Company's license agreement with Thomas Kinkade dated December 3, 1997, Mr. Kinkade will provide 150 paintings to the Company during the period commencing December 3, 1997 and ending 15 years thereafter, with at least 10 paintings to be delivered during each of the first five years. The Company also has perpetual and exclusive rights to produce and sell additional products based on an existing library of over 170 Thomas Kinkade images. In particular, the Company has the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use the name and likeness of the artist in promoting the sale of its products and development of any brand name associated with Mr. Kinkade. See "License with Thomas Kinkade." We have an active product development department that works with Mr. Kinkade, dealers of our products, our in-house sales force and strategic business partners to create new products. We seek to gauge demand for proposed new products by pre-marketing prior to product introductions. The Company is dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as the Company expands its distribution would have a material adverse effect on the Company.

DISTRIBUTION

         We currently distribute our products through Thomas Kinkade Signature Galleries, Thomas Kinkade Stores, a network of other independent dealers consisting of gift and collectible retailers and strategic relationships with Hallmark, Avon and QVC. We seek to strengthen the Thomas Kinkade brand and increase sales by expanding our network of Thomas Kinkade Signature Galleries, promoting independent dealers to higher incentive and commitment levels and expanding distribution through strategic business relationships.

         THOMAS KINKADE SIGNATURE GALLERIES AND STORES. Thomas Kinkade Signature Galleries and Stores provide warm and inviting environments that convey Thomas Kinkade's lifestyle message and display Thomas Kinkade lithographs and other products as they might appear in a customer's home. In 1996, we initiated the Signature Gallery program in order to develop a network of stores owned and operated by individual entrepreneurs that exclusively sell Thomas Kinkade products. We believe that the Signature Gallery program enables us to benefit from the regional knowledge of local Signature Gallery owners, strengthen the Thomas Kinkade brand and broaden our distribution network, all without significant investment by the Company. As of March 31, 1999, 169 Signature Galleries had been opened or converted from existing independent dealers. Sales to Signature Galleries were approximately $40.4 million in fiscal 1999. We intend to expand the Signature Gallery program aggressively and have identified target areas within our United States sales districts for potential placement of Signature Galleries. We identify new Signature Gallery owners through referrals generated by our in-house sales force, direct inquiries and referrals from existing dealers and Signature Gallery owners. We currently plan to add approximately 100 to 115 additional Signature Galleries in fiscal 2000.

         Potential Signature Gallery owners must submit a comprehensive business plan and satisfy certain financial criteria including minimum start-up capital and net worth requirements in order to qualify for the Signature Gallery program. Signature Gallery owners agree to, among other things, purchase at least $100,000 in Company products annually, maintain a minimum inventory of $25,000 per location and display a broad collection of Thomas Kinkade images. Signature Gallery owners have the opportunity to attend comprehensive training programs at Thomas Kinkade University. In return, we allow Signature Gallery owners to sell Thomas Kinkade products in environments similar to those of the Company's Thomas Kinkade Stores and grant Signature Gallery owners limited use of the Thomas Kinkade name. Signature Galleries also receive automatic shipment of each new limited edition release and have rights to purchase certain limited edition inventory. There can be no assurance that we will be able to identify suitable owners for the planned Signature Galleries expansion or that such owners will become effective distributors for our products.

         OTHER INDEPENDENT DEALERS. Our products currently are sold to approximately 4,000 independent dealers, including independent gift retailers, collectible retailers, art galleries and frame stores located principally in the United States and, to a lesser extent, in Canada. We have organized these dealers into five levels designed to encourage dealers to increase purchase commitments by offering increased benefits such as access to a wider range of our products, automatic shipments of new product releases and other benefits not available to lower level dealers. Dealer levels range from Open Edition Accounts, which are authorized to purchase only open edition products and for which only a $500 initial purchase is required, to Showcase Dealers, which are stores-within-stores committed to purchase a minimum of $30,000 annually in limited edition canvas and paper products. By promoting lower level dealers to higher incentive and commitment levels, we believe we can strengthen our dealer network, increase sales and build brand awareness by leveraging productive dealers. We also have been able to identify potential Signature Gallery owners through our dealer program. As of March 31, 1999, there were approximately 450 Showcase Dealers, 260 Premier Dealers, 1,000 Authorized Dealers, 570 Certified Dealers and 1,600 Open Edition Accounts.

         The substantial majority of our product distribution, as well as interaction with our ultimate customer, is conducted by independent dealers, including Signature Gallery owners, whose stores may bear the Thomas Kinkade name. We have entered into formal licensing agreements with Signature Gallery owners. Failure by the Company to achieve the planned expansion of distribution through Thomas Kinkade Signature Galleries and other independent dealers or to do so on a profitable basis could have a material adverse effect on the Company. In addition, the failure of these dealers to properly represent the Company's products could damage the reputation of the Company or Thomas Kinkade and adversely affect the ability of the Company to build the Thomas Kinkade brand.

STRATEGIC BUSINESS RELATIONSHIPS

         We have entered into agreements with leading consumer marketing companies to build brand awareness, to generate additional sales by reaching a larger audience of consumers and to leverage the expertise of these companies in sales and marketing, manufacturing and distribution. For example, the Thomas Kinkade brand has received substantial publicity under a strategic licensing agreement with La-Z-Boy, Inc. and its subsidiary Kincaid Furniture, as well as through the bestselling book written by Thomas Kinkade and published by Warner Books entitled LIGHTPOSTS FOR LIVING. The Company also sells Thomas Kinkade brand products through direct marketing on QVC and through direct mail catalogs, such as Avon. The Company's paper lithographs, open edition gift prints and other home accessory and gift products were featured on QVC shows totaling 18 hours in fiscal 1999. We intend to continue to develop strategic business relationships with leading consumer marketing companies in the United States and abroad.

SALES AND MARKETING

         Our sales and marketing efforts include an in-house sales force that sells to and services wholesale accounts, training programs for in-house and retail sales personnel and Signature Gallery owners through Thomas Kinkade University, marketing and promotional programs and a consumer-oriented Thomas Kinkade Collectors' Society, each of which is described below.

         IN-HOUSE SALES FORCE. As of March 31, 1999 our sales force consisted of a Senior Vice President and a Vice President supported by three Regional Sales Directors, a Director of Sales Operations and 27 District Sales Managers. The sales force is generally compensated on a salary plus commission basis. Many of these sales personnel are experienced in both the gift and collectibles and direct sales industries. District Sales Managers call on Signature Galleries, the Company's independent dealers and other potential dealers. Certain of the Company's in-house sales personnel support the Signature Gallery program through review and approval of applications and ongoing on-site and telephone support to Signature Gallery owners.

         TRAINING. We conduct training programs for in-house sales personnel, retail consultants and other Company employees, as well as Signature Gallery owners, at Thomas Kinkade University, a training facility located in Monterey, California. Thomas Kinkade University consists of a week-long training program that emphasizes product knowledge and selling techniques, marketing, accounting, inventory management and administration. All District Sales Managers and Thomas Kinkade Store managers attend training sessions at Thomas Kinkade University and participate in an annual national sales meeting and quarterly regional sales meetings.

         MARKETING PROGRAMS. We design and sell promotional materials including postcards, catalogs and videotapes to Signature Galleries and independent dealers for sale or direct marketing to consumers. In addition, we produce print advertising available to Signature Galleries on a co-operative basis. Signature Galleries and other high level independent dealers may pay to participate in regional events (including appearances by Thomas Kinkade) organized by us from time to time. In addition, we benefit from advertising funded by our strategic business partners, such as exclusive shows on QVC.

         THOMAS KINKADE COLLECTORS' SOCIETY. We sponsor and operate a collector's club for consumers of Thomas Kinkade products. As of March 31, 1999, the Thomas Kinkade Collectors Society had over 27,800 members. Members pay an annual membership fee of $45 and receive quarterly newsletters that keep them informed about Mr. Kinkade's artwork, including upcoming releases and events. Members also have the opportunity to purchase "members only" product offerings.

MANUFACTURING AND PRODUCTION

         We manufacture canvas lithographs and assemble, warehouse and ship lithograph products from our production facility in San Jose, California. Most of our three-dimensional products and gift items, as well as paper lithographs, are manufactured by third parties under manufacturing or licensing arrangements.

         Our proprietary manufacturing process for a canvas lithograph begins with an original Thomas Kinkade painting. An independent photographer photographs the painting and produces a transparency. The transparency then goes to a digitizing facility for the creation of a color separation. The color separation is reviewed and approved by Thomas Kinkade, who works with an independent printer and our artistic team to develop a paper lithograph that best represents the original painting. The paper lithographs are then printed and sent to our warehouse facilities, where they are sent through a double authentication signing process, inspected, transferred to canvas and hand-highlighted. The manufacturing process takes approximately four days to complete. We then frame and ship finished canvas lithographs in accordance with order specifications. Third party vendors supply the frames, paper, canvas, paint and other raw materials and components used by us in the lithograph production process. The failure of any of these third party vendors to produce products that meet our specifications could result in lower sales or otherwise adversely affect consumer perceptions of the Company's brand and products. There can be no assurance that we will not encounter shortages in the future, and any prolonged shortage in frames or other materials could have a material adverse effect on the Company.

         We are committed to assuring that our products meet our quality standards and continually evaluate our manufacturing processes to maintain quality control. Systematic quality control procedures are in place at various points in the manufacturing process, including spot inspections and regular inspection check stations. In order to improve quality control, shorten production time and increase capacity, we may automate certain portions of the production process, invest in packaging, conveyance and MIS equipment and develop further improvements in the lithograph manufacturing process. In addition, we are considering vertically integrating certain of our manufacturing processes.

SYSTEMS

         We use JD Edwards software on an IBM AS/400 computer system in order to provide integrated order processing, production, manufacturing, financial management and distribution functions for our business. We have completed our Year 2000 upgrade project. See Item 7. "Year 2000 Compliance."

         We have established a separate division to execute our internet strategies. We expect to invest approximately $6 million in this division, primarily in software development.

BACKLOG

         Because we generally ship products within a short period after receipt of an order, we do not have a material backlog of unfilled orders, and sales in any quarter are substantially dependent on orders booked in that quarter.

LICENSE WITH THOMAS KINKADE

         The Company entered into the a license agreement with Thomas Kinkade, effective as of December 3, 1997 (the "New License Agreement"), the material terms of which are discussed below. Under the New License Agreement Thomas Kinkade granted the Company perpetual and exclusive rights to each image produced by Mr. Kinkade under the New License Agreement, as well as to the library of over 170 existing Thomas Kinkade images, subject to certain exceptions. In particular, the Company has the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use the name and likeness of the artist in promoting the sale of its products and development of any brand name associated with Mr. Kinkade. The New License Agreement requires Mr. Kinkade to deliver 150 paintings to the Company during the period commencing December 3, 1997 and ending 15 years thereafter, with at least 10 paintings to be delivered during each of the first five years. Mr. Kinkade has the right to approve the Company's products based upon his artwork, as well as promotional materials, business plans and strategic relationships relating to such products or the use of his name or likeness. Mr. Kinkade retains ownership of the original paintings he produces.

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

         The principal terms of the New License Agreement are as follows: Mr. Kinkade is entitled to 4.5% of the Company's net sales through May 8, 2000, and 5.0% of the Company's net sales thereafter, provided that if the Company's net sales should exceed $500 million, Mr. Kinkade would also be entitled to receive 1.0% of any excess amount. To encourage timely delivery of paintings, commencing April 1, 1998, Mr. Kinkade will receive 25.0% of the Company's consolidated operating margin in excess of 23.0%, if any, if Mr. Kinkade delivers all paintings at least 12 weeks ahead of the applicable scheduled release date during the subject fiscal year. Mr. Kinkade also will receive 55.0% of the wholesale gross profit margin of any Studio Proof products through May 8, 2000 and 35.0% of such margin thereafter. In addition, Mr. Kinkade is entitled to receive 50.0% of the retail value of any Masters Edition products. The Company must pay Mr. Kinkade $25,000 for each new painting and pay for his studio rent and office support. The Company receives all of the licensing income from the licensing of products that incorporate Thomas Kinkade's images. Mr. Kinkade was granted a 15-year option to purchase 600,000 shares of Common Stock at $12.375, the closing price of the Common Stock on December 3, 1997.

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

DEPENDENCE ON THOMAS KINKADE

         If the New License Agreement were terminated by Mr. Kinkade or if he were unable or unwilling to produce new artwork for the Company for any reason, the loss of Mr. Kinkade's services would have a material adverse effect on the Company. Moreover, the Company's available remedies in the event of a breach of the New License Agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract. Upon any loss by the Company of Mr. Kinkade's services, the Company may seek to expand its products based upon Mr. Kinkade's then existing images, to the extent Mr. Kinkade has not terminated the Company's rights thereto, and/or develop relationships with other artists and offer products based upon their work. However, the Company has not developed relationships with other artists and there can be no assurance that the Company will be able to identify other artists or sell products based upon their work. In addition, the Company is dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as the Company expands its distribution would have a material adverse effect on the Company.



RISKS ASSOCIATED WITH EXPANSION OF DISTRIBUTION CHANNELS AND INTERNET STRATEGY

         Our strategy includes aggressively expanding our distribution channels, and future operating results will depend, in large part, upon our ability to effectively implement this strategy. As of March 31, 1999, we had 32 Company-owned Thomas Kinkade Stores and 169 independently owned Thomas Kinkade Signature Galleries. In April 1999, we announced plans to concentrate on expanding the Signature Gallery program by opening approximately 100 to 115 new Signature Galleries in fiscal 2000. In addition, we intend to direct our capital and resources towards providing enhanced retail support services to Signature Gallery owners, the development of our recently announced internet and e-commerce strategy, and diversification through a broader offering of artist-based products on the internet. As a result, we will de-emphasize capital-intensive Company-owned stores in our retail strategy.

         Our planned expansion of the Signature Gallery program is dependent upon a number of factors, including the ability to identify appropriate owners and integrate them into the Media Arts dealership network, as well as the ability of such owners to locate suitable store sites and effectively promote and sell our products. We intend to open Signature Galleries in geographic markets where we have little or no experience and we may encounter competitive challenges that we have not experienced to date. In addition, we intend to license stores near other existing Signature Galleries and independent dealers, which could result in lower sales of our products at such existing sites. Furthermore, the laws of certain states may limit our ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in such states. Failure by us to achieve our planned expansion of Signature Galleries or to do so on a profitable basis could have a material adverse effect on the Company.

ABILITY TO EFFECTIVELY MANAGE EXPANSION

         Our recent rapid and substantial growth in sales and our strategy for introducing new products and expanding our distribution channels could place a significant strain on management and operations. We have hired several key officers and employees to supplement the management team. To manage any expansion effectively, the Company's management will need to anticipate the changing demands of the Company's operations and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the demands that an expansion of operations will impose on such systems and procedures. To support the planned expansion of our products and distribution channels, we will have to hire additional manufacturing, sales and administrative personnel. There can be no assurance that we will be able to hire such personnel, particularly due to the competitive nature of current labor markets, or that we will be able to train successfully and supervise such personnel if hired. In addition, we may need to add shifts to our manufacturing operations or implement other efficiencies to satisfy any significant future increase in production, including implementing new automation processes. The failure to increase our operational and manufacturing capacity in a timely and effective manner while maintaining our product quality and customer service standards could result in a failure to meet demand on a timely and satisfactory basis, which would have a material adverse effect on the Company. Failure to continue to upgrade operating and financial control systems or unexpected difficulties encountered during expansion could materially adversely affect the Company. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth. Moreover, in the event any overproduction results from our expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of our products and therefore reduce demand for our products, particularly limited editions. Any reductions in sales or margins resulting from a decrease in demand could have a material adverse effect on the Company.

DEPENDENCE UPON CONSUMER PREFERENCES

         Sales of our existing and new products depend upon continued consumer demand for the Thomas Kinkade brand and products. Demand for our products can be affected generally by consumer preferences, which are subject to frequent and unanticipated changes. We are dependent on our ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower sales, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on the Company. There can be no assurance that the current level of demand for products based upon Mr. Kinkade's artwork will be sustained or grow, and any decline in the demand for such products or failure of demand to grow would have a material adverse effect on the Company.

MULTI-PHASED RELEASE PROGRAM

         Under our multi-phased release program, some images are released in larger total edition sizes, but released in phases whereby subsequent phases are not released until the prior phase has been sold out for at least one year. While this will provide dealers and collectors the opportunity to purchase images several years after a prior phase is sold out, a phased release could have an adverse effect on initial sales of a particular image.

INTRODUCTION OF NEW PRODUCT LINES

         A significant element of our strategy is to expand the Thomas Kinkade brand into new product lines. Historically, substantially all of our net sales from Thomas Kinkade products have been generated through sales of limited edition and open edition wall art products and other home decorative accessories and gift products. As we develop new products there can be no assurance that we will be able to successfully market these potential new products or that any of the new product lines will gain market acceptance, and such failure could result in lower than anticipated sales for such products and affect adversely the image and value of the Thomas Kinkade brand.

RELIANCE ON THIRD PARTIES

         We rely on third parties to distribute a majority of our products, manufacture certain of our products and supply certain materials and components for use in our own manufacturing processes. The substantial majority of our product distribution, as well as our interaction with the ultimate customer, is conducted by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name. We have entered into licensing agreements with Signature Gallery owners. However, the failure of these dealers to properly represent the Company's products could damage the reputation of the Company or Thomas Kinkade and adversely affect the ability of the Company to build the Thomas Kinkade brand. Most of our three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements. The failure of any of these third party vendors to produce products that meet our specifications could result in lower sales or otherwise adversely affect consumer perceptions of the Company's brand and products. In addition, we rely on third party vendors to supply frames, paper, canvas, paint and other materials and components for our limited edition and other wall art products. Although we maintain relationships with several framing suppliers, in the past we have experienced shortages in framing supplies. There can be no assurance that we will not encounter similar shortages in the future and any prolonged shortage in frames or other materials could have a material adverse effect on the Company.

CHANGES IN ECONOMIC CONDITIONS AND CONSUMER SPENDING

         The home decorative accessories, collectibles and gift product industries are subject to cyclical variations. Purchases of these products are discretionary for consumers and, therefore, such purchases tend to decline during periods of recession in the national or regional economies and may also decline at other times. The success of the Company depends in part upon a number of economic factors relating to discretionary consumer spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. In addition, our business is sensitive to consumer spending patterns and preferences. Shifts in consumer discretionary spending away from home decorative accessories, collectibles or gift products, as well as general declines in consumer spending, could have a material adverse effect on the Company.

DEPENDENCE ON MANAGEMENT

         We are dependent upon the efforts of our executive officers and other key personnel and on our ability to continue to attract and retain qualified personnel in the future. The loss of certain of our executive officers and key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on the Company. We currently maintain key man insurance on the lives of certain key personnel including insurance on Thomas Kinkade in the amount of $60 million.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

         See Item 7. "Seasonality and Fluctuations in Operating Results."

COMPETITION

         The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. Our products compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home decor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies together with the lack of significant barriers to entry may result in increased competition. We intend to open Thomas Kinkade Signature Galleries in geographic markets where we have little or no experience and, as a result, we may encounter competitive challenges that we have not experienced to date. Such competition could have a material adverse effect on the Company. Some of our competitors have substantially greater resources than us, including name recognition and capital resources, have more diversified product offerings and sell their products through broader distribution channels than us. Our business depends substantially on our ability to produce on an ongoing basis a wide variety of products that appeal to a broad range of consumers who can gain ready access to such products.

EMPLOYEES

         As of March 31, 1999, the Company had 603 employees, including 185 in manufacturing and distribution, 159 in sales and marketing, 187 in retail sales and administration and 72 in corporate administration. The Company believes that its labor relations are satisfactory and has never experienced a work stoppage.

ITEM 2.           PROPERTIES

         The Company's manufacturing, distribution, sales and marketing, administration and executive offices are located in nine leased facilities in San Jose and Monterey, California with an aggregate of 207,000 square feet. As of March 31, 1999, the Company's retail operations were located in 32 leased sites throughout the United States ranging from 144 to 2,700 square feet, with an aggregate of approximately 36,000 square feet.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
            MATTERS

         The Company's stock traded on the Nasdaq National Market from the Company's initial public offering on August 10, 1994 through December 6, 1998 under the Nasdaq symbol ARTS. On December 7, 1998 the Company commenced trading on the New York Stock Exchange under the symbol MDA. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's Common Stock as reported by Nasdaq and the New York Stock Exchange:

                            Fiscal
                          Year Ended
                           March 31,                      High                Low
                        -----------------               --------           --------

                        1998
                        ----
                        First Quarter                     5 1/8              3 3/4
                        Second Quarter                    6 1/8              3 7/8
                        Third Quarter                     17                 6 1/2
                        Fourth Quarter                    21 1/4            11 3/8

                        1999
                        ----
                        First Quarter                     24 1/4            17 1/2
                        Second Quarter                    19 3/4             9 1/16
                        Third Quarter                     15 5/8             7 3/8
                        Fourth Quarter                    14 5/16            9

         As of May 31, 1999 there were approximately 330 holders of record of the Company's Common Stock.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                                             Media Arts Group, Inc.
                                            Selected Financial Data

                                                                             Year ended March 31,
                                                      ---------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND GALLERY DATA)         1999        1998        1997      1996           1995
-------------------------------------------------     ---------   ---------   ---------   ---------    --------

STATEMENT OF OPERATIONS DATA: (1)
Net sales                                             $ 126,322   $  82,650   $  47,018   $  39,752    $ 33,485
Gross profit                                             84,261      55,430      30,258      26,409      23,155
Total operating expenses                                 55,033      35,238      23,467      20,862      16,758
Operating income                                         29,228      20,192       6,791       5,547       6,397
Income from continuing operations
     before extraordinary loss                           18,352      12,275       2,644       2,455       4,014
Net income (loss)                                        18,352      10,979     (10,986)       (673)      3,789
Income from continuing operations
     before extraordinary loss
     per share (Diluted) (2)                               1.34        1.04         0.26        0.25       0.42
Net income (loss)
     per share (Diluted) (2)                               1.34        0.93        (1.09)      (0.07)      0.40

SELECTED OPERATING DATA:
Number of Thomas Kinkade Stores                              32          19          16          15           7
Number of Thomas Kinkade
        Signature Galleries (3)                             169          74          17           -           -

BALANCE SHEET DATA: (1)
Cash and cash equivalents                             $   6,361   $  16,401   $     374   $     382    $  1,552
Working capital (4)                                      41,785      30,676       6,982       3,891       4,239
Total assets                                             68,146      51,339      23,061      36,658      31,271
Long-term obligations (5)                                 2,108       1,200       7,871      10,196       3,177


 (1) Restated to reflect (a) loss from discontinued operations of John Hine Limited of $3.1 million in fiscal 1996, and (b) acquisitions of seven galleries located in California in fiscal 1996 which have been accounted for as a pooling of interests.
 (2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings (loss) per share.
 (3) Includes only Signature Galleries which have opened at retail.
 (4) Excludes net assets of discontinued operations.
 (5) Amount is net of unamortized deferred debt discount.

Quarterly data for the Company for the years ended March 31, 1999 and 1998 is presented under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Fluctuations in Operating Results" on page 18 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Media Arts Group, Inc. (the "Company" or "Media Arts"), founded in 1990, manufactures, markets and distributes lithographs of the artwork of Thomas Kinkade, Painter of Light-TM-, and operates in two market segments: wholesale and retail. Net sales in both market segments have grown as a result of increasing consumer awareness and acceptance of Thomas Kinkade's paintings, as well as expansion of our branded and other distribution channels. Currently our principal products include limited and open edition canvas and paper lithograph reproductions of the artwork of Thomas Kinkade. In fiscal 1999, limited edition canvas and paper lithograph sales accounted for 71.2% of our net sales. We continue to expand the Thomas Kinkade product lines to include home decorative accessories, collectibles and gift products featuring the artwork of Thomas Kinkade.

         We currently focus on expansion of controlled branded distribution, by distributing products through branded independently owned Thomas Kinkade Signature Galleries-TM-, Company-owned Thomas Kinkade Stores and other independent dealers. In 1996, as part of our strategy of expanding branded distribution, we initiated our Thomas Kinkade Signature Gallery program. The independently owned and operated galleries exclusively sell products based on the artwork of Thomas Kinkade. In fiscal 1999, sales to Signature Galleries accounted for 32.0% of Media Arts' net sales, compared to 23.9% in fiscal 1998 and 6.7% in fiscal 1997. At the end of fiscal 1999, there were 169 Signature Galleries in operation and we anticipate opening approximately 100 to 115 additional Signature Galleries through the end of fiscal 2000. Although this program has been successful since its inception in 1996, there can be no assurance that we will be able to identify suitable owners for Signature Galleries' planned expansion or that such owners will become effective distributors for our products.

         In 1993, we initiated our Company-owned Thomas Kinkade Stores, which exclusively sell Thomas Kinkade products. These stores, ranging in size from 1,000 square feet to 2,200 square feet, accounted for 21.7% of the Company's net sales in fiscal 1999, compared to 24.9% of net sales in fiscal 1998 and 33.1% of net sales in fiscal 1997. At the end of fiscal 1999, 32 Thomas Kinkade Stores were located in strategic mall locations, downtown shopping areas and high tourist traffic areas. As part of our retail strategy, in April 1999 we announced our intention to de-emphasize these capital-intensive, Company-owned stores and evaluate opportunities where Signature Gallery owners may purchase these stores. We expect a significant number of these stores will be converted into Signature Galleries by the end of fiscal 2000.

         We also market our products through approximately 4,000 independent dealers organized into various incentive and commitment levels and through QVC, a cable television shopping network. Additionally, we have established key strategic alliances with major partners such as Avon, Hallmark, La-Z-Boy, Warner Books and U.S. Homes.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to net sales (restated to reflect the discontinuance of John Hine Limited).

                                                                           Year ended March 31,
                                                              ---------------------------------------
                                                                 1999           1998            1997
                                                              ---------      ---------       --------
         Net sales............................................    100.0%         100.0%         100.0%
         Cost of sales........................................     33.3           32.9           35.6
                                                              ---------      ---------       --------
              Gross margin....................................     66.7           67.1           64.4
                                                              ---------      ---------       --------

         Operating expenses:
              Selling and marketing...........................     26.3           23.9           27.2
              General and administrative......................     17.3           18.7           22.7
                                                              ---------      ---------       --------
              Total operating expenses........................     43.6           42.6           49.9
                                                              ---------      --------        --------

         Operating income.....................................     23.1           24.5           14.5
         Interest income (expense)............................      0.4           (2.0)          (5.0)
         Gain on sale and leaseback...........................      -              1.2           -
         Foreign exchange losses..............................      -             (0.1)          (0.1)
                                                              ---------      ---------       --------
         Income from continuing operations before income
            taxes.............................................     23.5           23.6            9.4
         Provision for income taxes...........................      9.0            8.7            3.8
                                                              ---------      ---------       --------
         Income from continuing operations before
            extraordinary loss................................     14.5           14.9            5.6
         Discontinued operations..............................      -              -            (29.0)
         Extraordinary loss...................................      -             (1.6)           -
                                                              ---------      ---------       --------
         Net income (loss)....................................     14.5%          13.3%         (23.4)%
                                                              =========      =========       ========

         NET SALES. Media Arts' net sales from continuing operations were $126.3 million in fiscal 1999, $82.7 million in fiscal 1998, and $47.0 million in fiscal 1997. The increase in net sales in 1999 compared to 1998 was primarily due to an increase in the number of independent dealers and company-owned stores, increased marketing and promotional activities, and a product mix incorporating higher priced products. The increase in net sales in 1998 compared to 1997 was primarily due to increased sales to independent galleries and existing accounts, increased revenue from licensing arrangements and increased unit volume due to a change to multiple size releases for each edition.

         We believe that in fiscal 2000 net sales will continue to grow, although at a slower rate than fiscal 1999 due to a reduction in the number of Company-owned stores.

         GROSS PROFIT. Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

                                                                           Year ended March 31,
                                                               -------------------------------------
                                                                  1999          1998          1997
                                                               --------       --------      --------
         Gross profit (IN MILLIONS)........................... $84.3           $55.4          $30.3
         Gross margin.........................................  66.7%           67.1%          64.4%

         The slight decline in gross margin in fiscal 1999 compared to fiscal 1998 was due to a shift in mix towards a higher proportion of wholesale sales in 1999, partially offset by manufacturing efficiencies gained due to higher sales volumes. The increase in gross margin percent in fiscal 1998 compared to fiscal 1997 was primarily due to efficiencies resulting from increased sales volumes, as well as improved management of labor and manufacturing processes resulting from hiring of more experienced management. Gross margin also improved in 1998 compared to 1997 as a result of outsourcing the manufacturing of certain open edition products.

         In fiscal 2000 we may realize economies of scale as unit volumes increase, however cost of sales may increase as a percentage of net sales as we increase the proportion of wholesale sales compared to retail sales and expand our sales of open edition products.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses.

                                                                           Year ended March 31,
                                                               -------------------------------------
                                                                 1999          1998            1997
                                                               -------       -------         -------
         Selling and marketing expenses (IN MILLIONS)......... $33.2           $19.8          $12.8
         Percent of net sales.................................  26.3%           23.9%          27.2%

         Selling and marketing expenses increased in fiscal 1999 compared to fiscal 1998 primarily due to higher sales compensation costs resulting from increased net sales, the addition of sales personnel and increases in advertising and promotional costs. These additional advertising and promotional costs were incurred in fiscal 1999 as part of our strategy to provide enhanced support to our independent dealers. Selling and marketing expenses increased in fiscal 1998 compared to fiscal 1997 primarily due to higher compensation costs associated with increased sales levels and higher advertising and promotional costs.

         The increase in selling and marketing expenses as a percent of net sales in fiscal 1999 compared to fiscal 1998 was due to the addition of sales personnel and increases in advertising and promotional costs related to enhanced retail support for our independent dealers and our Company-owned stores. The decrease in selling and marketing expenses as a percent of net sales in 1998 compared to 1997 was primarily because a significant portion of compensation expense for Media Arts' sales force is fixed and, therefore, selling and marketing expenses increased at a slower rate than net sales.

         In fiscal 2000 we believe that our efforts to expand distribution and increase total sales will result in increased selling and administrative expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and bonuses, rent expense and professional services such as legal and accounting fees.

                                                                           Year ended March 31,
                                                               --------------------------------------
                                                                 1999           1998           1997
                                                               -------         -------        -------
         General and administrative expenses (IN MILLIONS).... $21.8           $15.5          $10.7
         Percent of net sales.................................  17.3%           18.7%          22.7%

         In fiscal 1999, general and administrative expenses increased compared to fiscal 1998 primarily due to increased infrastructure and facility costs related to expansion of capacity. General and administrative expenses increased in fiscal 1998 compared to fiscal 1997 due to payments made under incentive compensation plans as a result of higher profitability and to other costs related to expansion, such as increased headcount and rent costs.

         General and administrative expenses decreased as a percent of net sales in fiscal 1999 compared to fiscal 1998 and in fiscal 1998 compared to fiscal 1997. This decrease is due to economies of scale that result in leveraging relatively fixed costs over a higher sales base.

         In fiscal 2000 we expect that general and administrative expenses will continue to increase due to our efforts to expand distribution and increase sales.

         WHOLESALE SEGMENT. Media Arts' net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Thomas Kinkade Signature Galleries and Showcase dealers, our Company-owned Thomas Kinkade Stores, other independent dealers and sales to QVC, as well as revenue generated from licensing arrangements. Net sales to wholesale customers before inter-company eliminations increased 61.9% to $114.1 million in fiscal 1999 compared to $70.4 million in fiscal 1998. The increase in net sales for this segment was primarily due to the growth in the number of Signature Galleries to 169 at the end of 1999 compared to 74 at the end of 1998, an increase in the number of Thomas Kinkade Stores to 32 at the end of fiscal 1999 from 19 at the end of fiscal 1998, and increased promotional activities and programs during fiscal 1999. Sales to Signature Galleries increased 105.1% to $40.4 million in fiscal 1999 from $19.7 million in fiscal 1998.

         Net sales in the wholesale segment before inter-company eliminations of $70.4 million in fiscal 1998 reflected an increase of 86.3% compared to net sales of $37.8 million in fiscal 1997. Increased sales to Signature Galleries accounted for $16.6 million of the increase in this segment. The remainder of the increase was primarily due to an increase in the number of other independent dealers and increased sales to existing accounts. Unit volume increased in fiscal 1998 compared to fiscal 1997 due to a change to multiple size releases for each edition.

         Operating income for Media Arts' wholesale segment before inter-company eliminations increased 77.2% to $33.2 million in fiscal 1999 compared to $18.7 million in fiscal 1998 primarily due to increased net sales offset partially by increased sales compensation costs resulting from increased net sales, the addition of sales personnel and increased promotional and advertising costs. Operating margin for the wholesale segment before inter-company eliminations increased to 29.1% in fiscal 1999 from 26.6% in fiscal 1998 due to economies of scale from increased net sales.

         Operating income for Media Arts' wholesale segment before inter-company eliminations increased 152.4% to $18.7 million in fiscal 1998 compared to $7.4 million in fiscal 1997 primarily due to increased net sales offset partially by increased incentive compensation resulting from higher profitability, increased sales compensation costs resulting from increased net sales, the addition of sales and marketing personnel and increased promotional and advertising costs. Operating margin before inter-company eliminations increased to 26.6% in fiscal 1998 from 19.6% in fiscal 1997 as a result of economies of scale from increased sales levels.

         RETAIL SEGMENT. The retail segment of Media Arts consists of sales by Company-owned Thomas Kinkade Stores. Net sales for the retail segment increased 33.0% to $27.4 million in fiscal 1999 compared to $20.6 million in fiscal 1998. The increase in net sales was primarily due to the opening of 13 new Thomas Kinkade Stores during fiscal 1999, increased marketing efforts and a shift towards higher priced products. There were 32 Company-owned stores at the end of fiscal 1999 compared to 19 at the end of fiscal 1998.

         The increase in net sales by Thomas Kinkade Stores to $20.6 million in fiscal 1998 represents an increase of 32.3% compared to $15.5 million in fiscal 1997. The increase in net sales for the retail segment was primarily due to an increase in units sold, a shift in the retail product mix towards higher priced editions and the opening of three new retail stores during fiscal 1998.

         Operating loss for Media Arts' retail segment was $2.1 million in fiscal 1999 compared to operating income of $1.4 million in fiscal 1998. This change in operating results was primarily due to increased advertising, promotional and other costs related to new store openings, as well as increased headcount, rent and other infrastructure costs related to expansion.

         Operating income for Media Arts' retail segment was $1.4 million in fiscal 1998 compared to operating loss of $166,000 in fiscal 1997. This change in operating results was primarily due to increased net sales offset partially by increased sales compensation resulting from increased net sales and the addition of sales personnel.

         INTEREST INCOME AND EXPENSE. Interest income was $504,000 in fiscal 1999 compared to interest expense of $1.6 million in fiscal 1998 and interest expense of $2.3 million in fiscal 1997. The increase in net interest income in fiscal 1999 as compared to net interest expense in fiscal 1998 was due to lower interest expense resulting from the repayment of debt using proceeds from Media Arts' public offering in February 1998. The decrease in interest expense in fiscal 1998 compared to fiscal 1997 was due to a reduction in the Company's borrowings under lines of credit and secured notes, offset by an increase in non-cash amortization of debt issuance costs resulting from the refinancing of Media Arts' long-term debt in February 1997.

         GAIN ON SALE AND LEASEBACK. In July 1997, the Company exercised an option to purchase a facility it was leasing in San Jose, California. The Company subsequently sold this same facility and entered into a four-year lease agreement with the purchaser. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $11.4 million in fiscal 1999, $7.2 million in fiscal 1998 and $1.8 million in fiscal 1997. The Company's effective income tax rate for fiscal years 1999, 1998 and 1997 was 38.3%, 37.0% and 40.1%.

         DISCONTINUED OPERATIONS. In September 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom company acquired in December 1993, which manufactured and distributed collectible miniature cottages and similar products. In fiscal 1997, loss from discontinued operations, net of income taxes was $1.4 million. In the same fiscal year, Media Arts recorded a loss on disposal of the discontinued operation of $12.2 million, including a tax benefit of $2.4 million and a write-off of intangible assets with a net book value of $8.4 million.

         EXTRAORDINARY LOSS. In fiscal 1998, Media Arts recorded a non-cash write-off of deferred debt discount of $1.3 million, net of income tax benefit of $761,000, related to the repayment of secured notes using proceeds from the Company's February 1998 public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Media Arts' primary sources of funds in fiscal 1999 were issuances of common stock and cash provided by operations. Working capital at March 31, 1999 was $41.8 million, compared to $30.7 million at March 31, 1998.

         Net cash provided by operations was $1.8 million, $11.7 million and $3.2 million for fiscal 1999, 1998 and 1997. Cash provided by operations in 1999 consisted of net income adjusted by increases in inventories, accounts receivable, deferred income taxes and prepaid expenses and other current assets, as well as decreases in accrued compensation costs. The increase in inventories in 1999 was attributed to increased distribution and the increased number of Company-owned stores. Accounts receivable increased in fiscal 1999 due to the timing of releases during the fourth quarter of fiscal 1999, and because of an increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms. Prepaid expenses and other assets increased in fiscal 1999 due to an increase in prepaid promotional expenses. The decrease in accrued compensation costs was attributed to the timing and amounts of compensation payments in the last quarter of fiscal 1999.

         Net cash provided by operations for fiscal 1998 was $11.7 million, which consisted of $10.8 million provided by continuing operations and $890,000 provided by discontinued operations. Net cash provided by continuing operations in fiscal 1998 consisted primarily of income from continuing operations adjusted by increases in accrued compensation costs, income taxes payable and accounts payable and receipt of an income tax refund partly offset by increases in accounts receivable and inventory.

         Net cash provided by operations for fiscal 1997 consisted of $785,000 provided by continuing operations and $2.4 million provided by discontinued operations. Net cash provided by continuing operations in fiscal 1997 consisted primarily of income from continuing operations adjusted by increases in income tax assets, prepaid expenses and accounts receivable.

         Net cash used in investing activities was $9.2 million in fiscal 1999, $1.6 million in fiscal 1998 and $719,000 in fiscal 1997. Net cash used in investing activities in 1999 consisted primarily of $8.0 million for the purchase of computer systems and software products, leasehold improvements for newly opened Thomas Kinkade Stores and property and equipment for manufacturing and fulfillment capacity. Net cash used in investing activities in 1998 consisted of $3.2 million for purchases of property and equipment, partially offset by net proceeds of $1.6 million under a sale and leaseback transaction. Net cash used in investing activities in fiscal 1997 consisted of $719,000 for purchases of property and equipment. The Company anticipates that total capital expenditures in fiscal 2000 will be approximately $10 million and will relate to investment in Media Arts' new internet subsidiary Exclaim, as well as continued manufacturing and infrastructure investments and upgrades to management information systems.

         Net cash used in financing activities was $2.7 million in fiscal 1999 and $2.5 million in fiscal 1997. Net cash provided by financing activities was $5.9 million in fiscal 1998. Cash used in financing activities in fiscal 1999 related primarily to the expenditure of $3.7 million for the purchase of 278,600 shares of Media Arts' Common Stock under its continuing stock repurchase program at an average price of $13.27 per share. This expenditure was partially offset by proceeds of $1.0 million generated from the issuance of Media Arts' Common Stock through the exercise of stock options and warrants. Net cash provided by financing activities in 1998 was the result of $18.0 million generated by a secondary offering of common stock, partially offset by repayment of $2.7 million of borrowings under credit lines and the repayment of $9.5 million under notes payable. Net cash used in financing activities in fiscal 1997 related primarily to repayment of borrowings under lines of credit and notes payable.

         Media Arts has a $10 million secured bank line-of-credit facility, which expires in February 2000. The Company is currently negotiating a new line-of-credit which is expected to be completed in the 1999 calendar year. Borrowing capacity under the existing credit facility is based upon eligible accounts receivable and inventory. There were no outstanding borrowings under this credit facility at March 31, 1999 and at March 31, 1998.

         Media Arts' working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events. The Company believes its current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under its line of credit will be sufficient to meet working capital requirements for at least the next 12 months. Media Arts may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding expansion.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

         The Company's business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income. The Company's net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. In addition, the Company's quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors. These factors include, but are not limited to:

- The demand for the art of Thomas Kinkade and the Company's Thomas Kinkade products (including new product categories and series),
-        The Company's ability to achieve its expansion plans,
-        The timing, mix and number of new product releases,
- The continued successful implementation of the Signature Gallery program and expansion of distribution channels,
-        The Company's ability to implement strategic business alliances,
- The Company's ability to hire and train new manufacturing, sales and administrative personnel,
-        Continued implementation of manufacturing efficiencies,
-        Timing of product deliveries and
-        The ability to absorb other operating costs.

         In addition, since a significant portion of Media Arts' net sales are generated from orders received in the quarter, sales in any quarter are substantially dependent on orders booked in that quarter. Results of operations may also fluctuate based on extraordinary events, including the decision to discontinue certain operations such as John Hine Limited. Accordingly, the results of operations in any one quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operation results may also result in volatility in the price of Media Arts' Common Stock.

         The following table sets forth Media Arts' unaudited summary quarterly data for fiscal 1998 and 1999. These amounts have been restated to reflect John Hine Limited discontinued operations. Additionally, the Company repaid certain secured notes during the quarter ended March 31, 1998 prior to their scheduled maturity, resulting in the recognition of an after-tax extraordinary loss of $1.3 million for the write-off of unamortized deferred debt discount.

                                                Year Ended March 31, 1998                     Year Ended March 31, 1999
                                       --------------------------------------            --------------------------------------
(UNAUDITED, IN THOUSANDS EXCEPT PER      June   September  December   March              June    September  December    March
          SHARE AMOUNTS)               Quarter    Quarter   Quarter   Quarter           Quarter    Quarter   Quarter   Quarter
-------------------------------        --------  --------  --------  --------            --------  --------  --------  --------
Net sales                               $13,189  $ 17,224  $ 26,796  $ 25,441            $ 26,339  $ 29,595  $39,020   $31,368
Gross profit                              8,981    11,540    17,876    17,033              17,273    20,387   26,148    20,453
Total operating expenses                  6,136     7,544    10,853    10,705              11,162    13,706   16,454    13,711
Operating income                          2,845     3,996     7,023     6,328               6,111     6,681    9,694     6,742
Income from continuing operations
  before extraordinary loss               1,331     2,873     4,189     3,882               3,871     4,273    5,902     4,306
Net income                                1,331     2,873     4,189     2,586               3,871     4,273    5,902     4,306
Income from continuing operations
  before extraordinary loss
  per share (diluted)                   $   0.12 $   0.25  $   0.35  $   0.30            $   0.27  $   0.31  $  0.44    $ 0.32
Net income per share (diluted)          $   0.12 $   0.25  $   0.35  $   0.20            $   0.27  $   0.31  $  0.44    $ 0.32


                                         June   September  December   March              June    September  December    March
    As a Percentage of Sales           Quarter    Quarter   Quarter   Quarter           Quarter    Quarter   Quarter   Quarter
-------------------------------        --------  --------  --------  --------            --------  --------  --------  --------
Net sales                               100.0%    100.0%    100.0%    100.0%             100.0%    100.0%    100.0%    100.0%
Gross profit                             68.1      67.0      66.7      67.0               65.6      68.9      67.0      65.2
Total operating expenses                 46.5      43.8      40.5      42.1               42.4      46.3      42.2      43.7
Operating income                         21.6      23.2      26.2      24.9               23.2      22.6      24.8      21.5
Income from continuing operations
  before extraordinary loss              10.1      16.7      15.6      15.3               14.7      14.4      15.1      13.7
Net income                               10.1%     16.7%     15.6%     10.2%              14.7%     14.4%     15.1%     13.7%

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products may be coded to accept only two-digit entries in the date code field and as the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, in less than one year, computer systems and/or software products used by many companies will need to be upgraded to comply with such Year 2000 requirements.

         Our Year 2000 Project (the "Project") was substantially complete by the end of fiscal 1999. The scope and content of the Project included:

- Assessing the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000,
- Conducting a review of our information technology ("IT") and non-IT systems to identify those areas that could be affected by Year 2000 issues,
- Developing a comprehensive, risk-based plan to address IT and non-IT systems and products, as well as dependencies on the Company's business partners,
- Completing an inventory and risk-assessment of our computer systems and related technology, and
-    Developing and carrying out the testing and remediation process.

         As part of the remediation process, in fiscal 1999 we upgraded our main IT system and related JD Edwards software, IBM AS400 and PC-based network to be Year 2000 compliant. The total cost for ensuring Year 2000 compliance was not material to our financial position. The total cost of the Year 2000 Project was approximately $1 million, including upgrades for the JD Edwards software, the IBM AS400 and the PC-based network. At present, we believe that with the current modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational issues for our operations. However, we cannot accurately predict a "worst case scenario" with regard to our Year 2000 issues.

         We understand we may encounter difficulties interfacing or interconnecting with third party systems, whether or not those systems claim to be "compliant," and therefore have completed an inventory and risk assessment of our outside vendors and have identified those key vendors that represent a significant risk. We are continuing to communicate with those vendors to determine their Year 2000 readiness. Part of our preparation included preparing contingency plans in the event of non-compliance by those vendors. Overall, we believe Year 2000 risks with key vendors and suppliers are low because many are small manufacturers with relatively simple business systems, however, we cannot guarantee that the systems of those vendors and suppliers, or other companies on which we rely, will be Year 2000 compliant. Failure by another company to convert their systems to be Year 2000 compliant could require us to incur unanticipated expenses to remedy problems, which could have a material adverse effect on our business, operating results and financial condition.

OUTLOOK

         CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION. Media Arts and its representatives may, from time to time, make written or oral forward-looking statements. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Without limiting the foregoing, those statements may relate to future revenues, earnings, market conditions and the competitive environment. Forward-looking statements are based on management's then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

         Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties. Although Media Arts may realize economies of scale as unit volumes increase, cost of sales may increase as a percentage of net sales as we expand the proportion of wholesale sales compared to retail sales, as well as expansion of our open edition products, which historically have had lower gross margins than limited edition products. Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses. General and administrative expenses consist primarily of salaries and bonuses, rent expense and professional services such as legal and accounting fees. We expect that efforts to expand distribution and increase total sales will result in increased selling and marketing and general and administrative expenses.

         As part of our strategy of continued expansion of branded distribution, we expect to focus on the following activities during fiscal 2000:

- Develop retail and promotional infrastructure in order to provide enhanced support to our dealers;
- Invest approximately $6 million in the development of our internet strategies; and
-    De-emphasize our Company-owned, retail stores.

         As a result of implementing these strategies we anticipate that our fiscal 2000 operating results will include:

- A reduction in retail sales by the Company which will have the effect of reducing growth in net sales;
-    A reduction in gross margin;
- A corresponding reduction in retail selling, general and administrative expenses; and
-    A small increase in total operating margin.

ITEM 7(A).                 FINANCIAL MARKET RISKS

         The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. Media Arts does not use derivative financial instruments in its investment portfolio and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. The Company did not have short-term investments as of March 31, 1999. Media Arts is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings. The Company does not expect any material loss with respect to its investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for Media Arts' investment portfolio and debt obligations.

(IN THOUSANDS)                                           March 31, 1999
ASSETS                                                   --------------
         Cash and cash equivalents......................     $ 6,361
         Average interest rate..........................       4.20%
LIABILITIES
         Bank line-of-credit............................     $     -
         Interest rate (prime rate plus 0.5%)...........       8.25%
         Convertible note payable to related party......     $ 1,200
         Fixed interest rate............................       8.00%

ITEM 8.       FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of the Company as of June 29, 1999 were as follows:

         Kenneth E. Raasch co-founded the Company in 1990 and has been the Chairman of the board of the Company since its inception in March 1990. In addition, he was President and Chief Executive Officer of the Company from March 1990 to May 1997 and Chief Executive Officer from March 1996 until October 1997. Mr. Raasch has been an independent consultant to the Company since May 1999. Prior to joining the Company, he was the President and majority shareholder of First Med Corp., Inc., a medical billing and management company, from August 1988 until January 1990 when it was sold to Medaphis Corp., a public company.

         Thomas Kinkade co-founded the Company and has been the Creative Director and a member of the board of the Company since its inception in March 1990. Mr. Kinkade has provided artwork to the Company for its productions since the Company's inception. In addition, Mr. Kinkade's role includes providing strategic vision for the Thomas Kinkade brand, assisting in product development and communicating the Company's brand message through public appearances and books. Prior to March 1990, Mr. Kinkade was a self-employed artist.

         Norman A. Nason has been a director of the Company since April 1993. Mr. Nason is President of Saratoga Commercial Real Estate Brokerage Corporation and Saratoga Management Corporation, companies that he founded in 1976.

         Michael L. Kiley has been a director of the Company since January 1997. He was Vice Chairman of the board from June 1997 to January 1999. Mr. Kiley has been an independent consultant to the Company since April 1997. In 1978, he founded Home Church and has served as Pastor since that time. Prior to founding Home Church, Mr. Kiley co-owned Business Exchange, Inc., a cooperative buying company servicing over 400 business owners.

         W. Michael West has been a director of the Company since September 1998. From September 1997 to January 1998, he served in an advisory capacity to Lucent Technologies' Executive Vice President. From September 1986 to September 1997, he served at Octel Communications Corporation as Vice Chairman of the board (1995-1998), President and Chief Operating Officer (1995-1998), and Executive Vice President for Worldwide Sales and Marketing (1986-1995). Prior to 1986 Mr. West's last position in the Rolm Corporation was General Manager of the National Sales Division. He currently serves as a member of the board of Netcom Systems and Calvary Church, Los Gatos, California. Prior to July 1998, he also served as a director of ACS Wireless and Octel Communications Corporation.

         Raymond A. Peterson has been a director and Vice Chairman of the board since January 1999. He has been the President and Chief Executive Officer of the Company since June 1998. He was the Senior Vice President and Chief Financial Officer of the Company from May 1993 to May 1998. He was the Chief Executive Officer of Peterson, Sense & Company, a certified public accounting firm, for the previous 15 years, during which time he provided accounting, tax and financial planning services for the Company. Prior to that, Mr. Peterson was the Corporate Tax Manager for Raychem Corporation, a multi-national manufacturing corporation, and a Senior Tax Accountant with Peat Marwick & Mitchell, currently KPMG Peat Marwick.

         Norman T. Mahoney was a director of the Company from March 1997 to August 1999. He has been a retiree since 1995. From 1988 to 1995 he served as a consultant to Scott Fetzer Corporation, a diversified manufacturer whose product lines include Kirby brand vacuum cleaners, encyclopedias and educational materials. Mr. Mahoney was previously President and Chief Executive Officer of the Kirby Company, a division of Scott Fetzer Corporation.

         The information regarding executive officers and additional information regarding directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement").

         Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE"

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS."

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Form:
                                                                                                              Page
                                                                                                             ------
         1.     Financial Statements:

                Report of Independent Accountants.........................................................    24

                Consolidated Balance Sheets at March 31, 1999 and 1998....................................    25

                Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and
                  1997....................................................................................    26

                Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999, 1998
                  and 1997................................................................................    27

                Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and
                  1997....................................................................................    28

                Notes to Consolidated Financial Statements................................................    29

         2.     Financial Statement Schedules:

                For the years ended March 31, 1999, 1998 and 1997

                Schedule VIII. Valuation and Qualifying Accounts and Reserves.............................    39

                All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3.     Exhibits: See Index to Exhibits on page 40. The Exhibits listed in the accompanying Index to
                  Exhibits are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

                  None


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
  Stockholders of Media Arts Group, Inc.


         In our opinion, the consolidated financial statements listed in the Index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
April 30, 1999

                             MEDIA ARTS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)                                                     March 31,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................      $       6,361    $      16,401
   Accounts receivable, net of allowance for doubtful accounts and
     sales returns of $2,058 and $2,434..............................             22,354           15,841
   Receivables from related parties..................................                 73               78
   Inventories (Note 1)..............................................             16,683            9,094
   Prepaid expenses and other current assets.........................              4,662            2,371
   Deferred income taxes (Note 8)....................................              5,288            1,878
   Income taxes refundable...........................................                611               33
                                                                           -------------    -------------
     Total current assets............................................             56,032           45,696
Property and equipment, net (Note 1).................................             10,971            5,397
Cash value of life insurance (Note 5)................................                920                -
Other assets.........................................................                223              246
                                                                           -------------    -------------
     Total assets....................................................      $      68,146    $      51,339
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................      $       4,883    $       4,804
   Commissions payable...............................................                981            1,003
   Accrued royalties.................................................              1,339              653
   Accrued compensation costs........................................              2,274            3,881
   Accrued expenses..................................................              1,942            2,469
   Income taxes payable..............................................              2,828            2,210
                                                                           -------------    -------------
     Total current liabilities.......................................             14,247           15,020
Deferred compensation costs (Note 5).................................                908                -
Convertible notes payable to related party (Note 4)..................              1,200            1,200
                                                                           -------------    -------------
     Total liabilities...............................................             16,355           16,220
                                                                           -------------    -------------

Commitments and contingencies (Note 6)

Stockholders' equity: (Note 7)
   Preferred Stock, $0.01 par value; 1,000,000 shares authorized;
     none issued or outstanding......................................                  -                -
   Common Stock, $0.01 par value; 80,000,000 shares authorized;
     13,224,380 shares issued and 12,950,412 shares outstanding at
     March 31, 1999; 12,667,477 shares issued and outstanding at
     March 31, 1998..................................................                 88               85
   Additional paid-in capital........................................             37,367           35,410
   Retained earnings (accumulated deficit)...........................             17,976             (376)
   Treasury Stock, 273,968 shares at cost............................             (3,640)               -
                                                                           -------------    -------------
       Total stockholders' equity....................................             51,791           35,119
                                                                           -------------    -------------
       Total liabilities and stockholders' equity....................      $      68,146    $      51,339
                                                                           =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             MEDIA ARTS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                     Year Ended March 31,
                                                                           ----------------------------------------------
                                                                                 1999             1998           1997
                                                                           -------------    -------------   -------------

Net sales..........................................................        $     126,322    $      82,650   $      47,018
Cost of sales......................................................               42,061           27,220          16,760
                                                                           -------------    -------------   -------------
   Gross profit....................................................               84,261           55,430          30,258
                                                                           -------------    -------------   -------------

Operating expenses:
   Selling and marketing...........................................               33,192           19,781          12,784
   General and administrative......................................               21,841           15,457          10,683
                                                                           -------------    -------------   -------------
      Total operating expenses.....................................               55,033           35,238          23,467
                                                                           -------------    -------------   -------------

Operating income...................................................               29,228           20,192           6,791
Interest income (expense)..........................................                  504           (1,612)         (2,348)
Gain on sale and leaseback.........................................                    -              997               -
Foreign exchange losses............................................                    -              (93)            (31)
                                                                           -------------    -------------   -------------
Income from continuing operations before income taxes..............               29,732           19,484           4,412
Provision for income taxes.........................................               11,380            7,209           1,768
                                                                           -------------    -------------   -------------

Income from continuing operations before extraordinary loss........               18,352           12,275           2,644
Loss from discontinued operations, net of income taxes.............                    -                -          (1,385)
Loss on disposal of discontinued operations, net of income taxes...                    -                -         (12,245)
Extraordinary loss, net of income taxes............................                    -           (1,296)              -
                                                                           -------------    -------------   -------------

Net income (loss)..................................................        $      18,352    $      10,979   $     (10,986)
                                                                           =============    =============   =============

Basic earnings (loss) per common share:
   Income from continuing operations before extraordinary loss.....        $        1.42   $         1.10  $         0.26
   Discontinued operations, net of income taxes....................                    -                -           (1.36)
   Extraordinary loss, net of income taxes.........................                    -            (0.12)              -
                                                                           -------------    --------------  -------------
   Net income (loss) per common share..............................        $        1.42    $        0.98  $        (1.10)
                                                                           =============    ==============  =============

Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary loss ....        $        1.34   $         1.04  $         0.26
   Discontinued operations, net of income taxes....................                    -                -           (1.35)
   Extraordinary loss, net of income taxes.........................                    -            (0.11)              -
                                                                           -------------    --------------  -------------
   Net Income (loss) per common share..............................        $        1.34    $        0.93  $        (1.09)
                                                                           =============    ==============  =============


Shares used in net income (loss) per share computation:
   Basic...........................................................               12,924           11,190           9,991
   Diluted.........................................................               13,744           11,850          10,108


              The accompanying notes are an integral part of these
                       consolidated financial statements

                             MEDIA ARTS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(IN THOUSANDS)
                                                                                      Retained
                                             Common Stock     Additional Cumulative   Earnings    Treasury Stock
                                          -----------------    Paid-in   Translation (Accumulated -----------------
                                           Shares    Amount    Capital   Adjustment   Deficit)    Shares    Amounts   Total
                                          --------  --------  --------    --------    --------    -------   -------   -------

Balance at March 31, 1996...............     9,867  $     58  $ 15,725    $    164    $   (369)         -   $     -  $ 15,578
Issuance of warrants to noteholders.....         -         -     1,424           -           -          -         -     1,424
Issuance of Common Stock to noteholders
   for cash.............................       749         7         -           -           -          -         -         7
Issuance of Common Stock on exercise
   of options...........................        10         -        27           -           -          -         -        27
Issuance of Common Stock on exercise
   of warrants..........................       400         4         -           -           -          -         -         4
Cumulative translation adjustment.......         -         -         -        (164)          -          -         -      (164)
Net loss ...............................         -         -         -           -     (10,986)         -         -   (10,986)
                                          --------  --------  --------    --------    --------    -------   -------  --------

Balance at March 31, 1997...............    11,026        69    17,176           -     (11,355)         -         -     5,890
Issuance of Common Stock on exercise
   of options...........................       139         1       381           -           -          -         -       382
Issuance of Common Stock on exercise
   of warrants..........................         3         -        21           -           -          -         -        21
Issuance of Common Stock for cash.......     1,500        15    17,645           -           -          -         -    17,660
Tax benefit of stock option transactions         -         -       187           -           -          -         -       187
Net income..............................         -         -         -           -      10,979          -         -    10,979
                                          --------  --------  --------    --------    --------    -------   -------  --------

Balance at March 31, 1998...............    12,668        85    35,410           -        (376)         -         -    35,119
Issuance of Common Stock on exercise
   of options...........................       280         3       976           -           -          5        56     1,035
Issuance of Common Stock on exercise
   of warrants..........................       276         -         6           -           -          -         -         6
Tax benefit of stock option transactions         -         -       975           -           -          -         -       975
Purchase of Treasury Stock..............         -         -         -           -                   (279)   (3,696)   (3,696)
Net income..............................         -         -         -           -      18,352          -         -    18,352
                                          --------  --------  --------    --------    --------    -------   -------  --------

Balance at March 31, 1999...............    13,224  $     88  $ 37,367    $      -    $ 17,976       (274)  $(3,640) $ 51,791
                                          ========  ========  ========    ========    ========    =======   =======  ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                             MEDIA ARTS GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                                          Year Ended March 31,
                                                                           -----------------------------------------------
                                                                               1999              1998            1997
                                                                           -------------    -------------   --------------
Cash flows from operating activities:
   Net income (loss)..............................................         $      18,352    $      10,979   $     (10,986)
   Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
     Losses from discontinued operations..........................                     -                -          13,630
     Gain on sale and leaseback...................................                     -             (997)              -
     Depreciation.................................................                 2,424            1,385             951
     Amortization of deferred debt discount.......................                     -              812             459
     Deferred income taxes........................................                (3,410)            (297)           (522)
     Extraordinary write-off of debt discount.....................                     -            1,296               -
     Provision for returns and allowances.........................                  (408)             (23)            827
     Provision for losses on accounts receivable..................                    32             (368)            844
     Changes in assets and liabilities net of effects from acquisition of companies:
       Accounts receivable........................................                (6,079)          (8,056)           (803)
       Receivables from related parties...........................                     5               36               -
       Inventories................................................                (7,191)          (3,679)           (215)
       Prepaid expenses and other current assets..................                (2,291)            (907)         (1,048)
       Income taxes refundable....................................                  (578)           1,969          (2,002)
       Other assets...............................................                    23               19            (127)
       Accounts payable...........................................                   (52)           2,739            (487)
       Commissions payable........................................                   (22)             600             216
       Accrued compensation costs.................................                (1,607)           3,167            (151)
       Deferred compensation liability............................                   908                -               -
       Income taxes payable.......................................                 1,593            3,158               -
       Accrued royalties..........................................                   686             (560)            690
       Accrued expenses...........................................                  (536)            (431)           (491)
                                                                           -------------    -------------   -------------
  Net cash provided by continuing operating activities..............               1,849           10,842             785
  Net cash provided by discontinued operations......................                   -              890           2,398
                                                                           -------------    -------------   -------------
Net cash provided by operating activities.........................                 1,849           11,732           3,183
                                                                           -------------    -------------   -------------

Cash flows from investing activities:
   Acquisition of property and equipment..........................                (7,993)          (3,220)           (719)
   Proceeds from sale and leaseback...............................                     -            1,647               -
   Increase in cash surrender value of life insurance.............                  (920)               -               -
   Acquisition of gallery, net of cash acquired...................                  (321)               -               -
                                                                           -------------    -------------   -------------
Net cash used in investing activities.............................                (9,234)          (1,573)           (719)
                                                                           -------------    -------------   -------------

Cash flows from financing activities:
   Purchase of Common Stock.......................................                (3,696)               -               -
   Proceeds from issuance of Common Stock, net....................                 1,041           18,063              38
   Repayment of notes payable.....................................                     -           (9,540)           (700)
   Repayment of line-of-credit....................................                     -           (2,655)         (1,135)
   Repayment of lease liabilities.................................                     -                -            (675)
                                                                           -------------    -------------   -------------
Net cash provided by (used in) financing activities...............                (2,655)           5,868          (2,472)
                                                                           -------------    -------------   -------------

Net increase (decrease) in cash and cash equivalents..............               (10,040)          16,027              (8)
Cash and cash equivalents at beginning of year....................                16,401              374             382
                                                                           -------------    -------------   -------------
Cash and cash equivalents at end of year..........................         $       6,361    $      16,401   $         374
                                                                           =============    =============   =============

Supplemental cash flow disclosures:
   Income taxes paid..............................................         $      13,779    $       2,395   $         128
   Interest paid..................................................                   175              800           1,816
     Noncash investing and financing activities (Note 9)

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             MEDIA ARTS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
   Media Arts Group, Inc. (the "Company" or "Media Arts"), designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade, Painter of Light-TM-. The Company distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.

   Media Arts was incorporated in Delaware on April 28, 1993 and includes Lightpost Publishing, Inc., a wholly owned subsidiary, incorporated in California, Thomas Kinkade Stores, Inc. ("TK Stores"), a wholly owned subsidiary, incorporated in California and John Hine Limited, a majority-owned subsidiary, incorporated in the United Kingdom. The Company disposed of John Hine Limited during the year ended March 31, 1997. Media Arts' fiscal year ends on March 31. Fiscal quarters end on June 30, September 30, December 31 and March 31, respectively.

BASIS OF PRESENTATION
   The consolidated financial statements include the accounts of Media Arts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation.

REVENUE RECOGNITION
   Revenue from product sales is recognized upon shipment to the customer. Reserves for estimated future returns, exchanges and credits for marketing and other sales incentives are provided upon shipment.

CASH AND CASH EQUIVALENTS
   Highly liquid investments with maturities when purchased of three months or less are classified as cash and cash equivalents.

CONCENTRATION OF CREDIT AND FOREIGN CURRENCY RISKS
   Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of trade accounts receivable from distributors and retail dealers, who operate primarily in the collectible art industry in the United States and Canada. The Company offers credit terms on the sale of its products and performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. Media Arts maintains a reserve account for potential credit losses, based on the collectibility of all accounts receivable.

INVENTORIES
   Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at fiscal year ends were as follows:

(IN THOUSANDS)                                                                 March 31,
                                                                   ------------------------------
                                                                        1999             1998
                                                                   --------------   -------------
   Raw materials.................................................. $        2,579   $         993
   Work in process................................................              5               8
   Finished goods.................................................         14,099           8,093
                                                                   --------------   -------------
                                                                   $       16,683   $       9,094
                                                                   ==============   =============

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

   Machinery and equipment                                      5 years
   Furniture and fixtures                                       7 years
   Leasehold improvements                                       7 years or life of lease
   Computer hardware and software                               5 years
   Automobiles                                                  4 to 5 years

Property and equipment at fiscal year ends were as follows:

(IN THOUSANDS)                                                                March 31,
                                                                   ------------------------------
                                                                        1999             1998
                                                                   --------------   -------------
   Machinery and equipment........................................ $        1,475   $         860
   Furniture and fixtures.........................................          2,877           1,529
   Leasehold improvements.........................................          5,159           2,586
   Computer hardware and software.................................          7,019           3,719
   Automobiles....................................................            584             221
                                                                   --------------   -------------
                                                                           17,114           8,915
   Less accumulated depreciation..................................          6,143           3,518
                                                                   --------------   -------------
                                                                   $       10,971   $       5,397
                                                                   ==============   =============


INCOME TAXES
   Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets to the amount the Company expects to realize.

STOCK-BASED COMPENSATION
   Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. Media Arts accounts for stock-based employee compensation arrangements using the intrinsic value method prescribed in APB Opinion No. 25, ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123.

EARNINGS (LOSS) PER SHARE
   Basic earnings (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation of diluted net earnings (loss) per share when their effect is antidilutive. The following table reconciles weighted average common shares outstanding for basic earnings (loss) per share to diluted earnings (loss) per share:

(IN THOUSANDS)                                                                         March 31,
                                                                   -----------------------------------------------
                                                                        1999             1998             1997
                                                                   --------------   -------------   --------------
Weighted average common shares outstanding
   for basic earnings (loss) per share.............................        12,924          11,190            9,991
Effect of dilutive securities:
   Stock options and warrants .....................................           820             660              117
                                                                   --------------   -------------   --------------
Weighted average common shares outstanding
   for diluted earnings (loss) per share...........................        13,744          11,850           10,108
                                                                   ==============   =============   ==============

RECENT ACCOUNTING PRONOUNCEMENTS
   Effective April 1, 1998, Media Arts adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources, including foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. To date, continuing operations have not had any transactions that are required to be reported in comprehensive income as compared to its reported net income (loss).

   In fiscal 1999, Media Arts adopted the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to disclose certain information about reportable operating segments in complete sets of financial statements and in condensed financial statements of interim periods. It also requires companies to present certain enterprise-wide information, including revenues related to products and services, major customers and geographic areas in which they operate. Media Arts has two reportable segments under SFAS No. 131. Operating segment information is also presented for 1998 and 1997 in accordance with SFAS No. 131 (See Note 11).

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualified for hedge accounting. SFAS No. 133 will be effective for the Company's year ending March 31, 2001. The effect of adopting SFAS No. 133 is currently being evaluated, but is not expected to have a material effect on Media Arts' financial position or overall trends in results of operations.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP No. 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Media Arts does not expect that the adoption of SOP No. 98-1 will have a material effect on its consolidated financial statements.

   In fiscal 1999 Media Arts adopted the provisions of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and early adoption is encouraged. SOP 98-5 requires companies to expense start-up and organization costs as incurred. SOP 98-5 broadly defines start-up activities and provides examples to help entities determine costs that are and are not within the scope of SOP 98-5. The adoption of SOP 98-5 did not have a material impact on the consolidated financial statements of fiscal 1999.


NOTE 2 - DISCONTINUED OPERATIONS

   On September 27, 1996, the Company decided to dispose of the assets and operations of John Hine Limited, a United Kingdom manufacturer and distributor of collectible miniature cottages and similar products. The disposal was accounted for as a discontinued operation and accordingly the assets held for disposal and operating results of John Hine Limited have been segregated and reported as discontinued operations in the accompanying consolidated balance sheets and statements of operations. The financial statements have been restated to reflect the discontinuance of the John Hine Limited operations. Operating results of discontinued operations are summarized as follows:

(IN THOUSANDS)                                                        Year ended
                                                                   March 31, 1997
                                                                   --------------

Net sales of discontinued operations...............................$        6,778
                                                                   ==============

Loss from discontinued operations before income taxes..............$       (2,253)
Benefit from income tax reduction..................................           868
                                                                   --------------
Loss from discontinued operations..................................$       (1,385)
                                                                   ==============


Loss on disposal of discontinued operations before income taxes....$      (14,664)
Benefit from income tax reduction..................................         2,419
                                                                   --------------
Loss on disposal of discontinued operations........................$      (12,245)
                                                                   ==============

The income tax benefit attributable to discontinued operations differs from the federal statutory rate due principally to state income taxes and to net operating loss carryforwards not currently recognized for the year ended March 31, 1997.


NOTE 3 - RELATED PARTY TRANSACTIONS

   Certain original art works used for reproductions by Media Arts have been supplied by Thomas Kinkade, a founder and significant stockholder of Media Arts, and remain his property. Media Arts incurred royalties in the amounts of $10,697,000, $3,919,000 and $1,159,000 to Mr. Kinkade under various licensing agreements for the years ended March 31, 1999, 1998 and 1997, respectively.


NOTE 4 - DEBT

   On February 21, 1997, the Company entered into a financing agreement with a bank for a $10,000,000 line-of-credit (the "Senior Debt") which includes a facility for up to $2,000,000 in support of trade letters of credit. The total amount available under the line, based on the Company's eligible accounts receivable and inventory, was $10,000,000 at March 31, 1999. Borrowings under the line bear interest at the bank's prime rate plus 0.5 percent (8.25% at March 31, 1999) and are secured by substantially all of the Company's assets. Interest payments are due monthly and the principal is due in February 2000. There were no outstanding borrowings under the line-of-credit at March 31, 1999 and 1998. The Senior Debt prohibits the payment of cash dividends and requires the maintenance of various financial covenants. Without the prior consent of the lenders, the Company is also prohibited from incurring debt and lease commitments in excess of specified amounts or entering into acquisitions, sales of business, merger or joint venture agreements in excess of certain amounts.

   In July 1995, the Company issued an aggregate of $8,000,000 in one convertible redeemable and two promissory notes (the "Notes") and a warrant to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5.9375 (the "Warrant") to an investor in exchange for cash of $8,000,000 (the "Subordinated Debt").

   In March 1996, the Company reduced the per share exercise price of the Warrant to $2.00 in exchange for modification of certain terms of the Subordinated Debt. In February 1997 in conjunction with entering into the Senior Debt agreement, the Company changed the terms and covenants of the Subordinated Debt and exchanged the Notes and the Warrant for a $7,400,000 promissory note (the "New Note"), $592,500 cash and 1,148,693 shares of Common Stock. Debt issuance costs related to the issuance of the Notes and the New Note aggregated approximately $3,420,000 (including $2,005,000 attributable to the Warrants and Common Stock issued in conjunction with the Notes and New Note) and were amortized over the term of the Notes using the interest method.

   The Company repaid the Subordinated Debt in February 1998. The extinguishment of the New Note prior to its scheduled maturity date resulted in the recognition of an extraordinary loss of $1,296,000 (net of income tax benefit of $761,000) attributable to the write-off of unamortized debt discount.

   On June 1, 1995, the Company acquired a gallery located in San Jose, California, owned and operated by the spouse of a founder (the "Valley Fair Gallery"). Consideration for this acquisition consisted of cash of $31,000, an 8% promissory note in the amount of $299,000 which was repaid in July 1996 and an 8% convertible note in the amount of $1,200,000 due in October 2002. The convertible note is convertible into Common Stock of the Company at a conversion price of $7.25 per share (as adjusted in accordance with the terms of the convertible note).


NOTE 5 - DEFERRED COMPENSATION PLANS

   The Company has a nonqualified deferred compensation plan which allows eligible employees and directors to annually elect to defer a portion of their compensation within the meanings of the related provisions under the Employee Retirement Income Security Act of 1974, as amended. The deferred compensation together with accumulated earnings is distributable in cash in specified future periods, on termination of employment, or at any time subject to penalty. At March 31, 1999 the deferred compensation and accumulated earnings totaled $908,000. The deferred compensation plan is fully funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The Company may make discretionary contributions to the plan. In fiscal 1999, no employer contributions were made. In the event of the Company's insolvency, the assets held under the plan are subject to claims of the Company's creditors.

   The Company has a qualified defined contribution retirement 401(k) plan, the Media Arts Group, Inc. FLEXPLUS Retirement Savings Plan (the "Savings Plan"), which is available to employees who meet certain service requirements. The Savings Plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code section 401(k). Under the Savings Plan, the Company may, at its discretion, match all or a portion of the employees' contribution under a predetermined formula. The Company's contributions vest over five years. Company contributions to the Savings Plan were $65,000 and $47,000 in fiscal 1999 and 1998, respectively.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

   The Company has certain noncancellable operating leases for facilities. Future minimum lease commitments under noncancellable leases as of March 31, 1999 are as follows:

                (IN THOUSANDS)
                Fiscal Year
                2000.............................................. $        3,866
                2001..............................................          2,969
                2002..............................................          2,185
                2003..............................................          1,716
                2004..............................................          1,332
                Thereafter........................................          4,237
                                                                   --------------
                Total minimum lease payments...................... $       16,305
                                                                   ==============

   Rent expense under operating leases was $3,309,000, $2,933,000 and $2,006,000 for the years ended March 31, 1999, 1998 and 1997, respectively. TK Stores maintains leases for certain art galleries which stipulate that additional rent will be payable if the revenues of those galleries exceed a certain amount.

   Certain officers and employees have entered into employment agreements with the Company with terms ranging from three to five years. Compensation payable under the agreements, excluding performance bonuses, aggregates $1,310,000, $535,000, $175,000 and $102,000 for the years ending March 31, 2000, 2001, 2002 and 2003, respectively. Certain of the agreements provides for the employee to receive all salary and bonus payments that would have been payable to him under the agreement for a period of three to five years after a change in control of the Company which provides "Good Reason" for the officer to terminate his employment. "Good Reason" is defined in the agreements to include the assignment to the officer of duties inconsistent with his senior executive status, a reduction in his base salary, a relocation of the officer or the Company's principal office and the termination of any compensation or other employee benefit plans in which he was eligible to participate.


NOTE 7 - STOCKHOLDERS' EQUITY

   On February 21, 1997, the Company issued 1,148,693 shares of Common Stock to the holders of the Subordinated Debt (See Note 9). In conjunction with the negotiation of a new License Agreement with Thomas Kinkade in December 1997, the Company issued to Thomas Kinkade an option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $12.375 per share.

   In February 1994, the Company adopted the Employee Stock Option Plan (the "Employee Plan") and the Stock Option

Plan for Outside Directors (the "Directors Plan") under which 1,124,863 shares and 50,000 shares, respectively, of Common Stock are reserved for issuance to employees and outside directors.

   In September 1998, the Company adopted the Media Arts Group, Inc. Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. The Purchase Plan provides that all eligible employees may purchase the Company's Common Stock at 85% of its fair market value on specific dates. Sales under the Purchase Plan in fiscal 1999 were 4,632 shares of Common Stock with a total selling price of approximately $56,000. As of March 31, 1999, there were 120,368 shares available for purchase.

   In September 1998, the Company adopted the Media Arts Group, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan replaced the Employee Plan and the Directors Plan. Key employees of the Company, including, without limitation, independent contractors, are eligible to receive awards under the 1998 Plan. Directors who are not employees of the Company or any of its subsidiaries are also eligible to receive grants under the Plan.

   Options granted under the Employee Plan, the Directors Plan and the 1998 Plan (the "Plans") may be either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plans may not be less than the fair market value of the shares of the Company's Common Stock on the date of grant. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date of grant and the maximum term of such options may not exceed five years.

   Incentive stock options generally expire on the earlier of three months after termination of employment or ten years after date of grant. Non-qualified stock options generally expire on the earlier of six months after termination of employment or ten years after date of grant. The exercise price of non-qualified stock options must be equal to or greater than 85% of the fair market value of the Common Stock on the date of grant.

   Under the terms of the Directors Plan and the 1998 Plan, when outside directors are appointed they are entitled to receive a non-qualified stock option to purchase 5,000 shares of Common Stock when appointed and are entitled to receive an option to purchase 5,000 shares of Common Stock after each year of service as an outside director. All such options vest immediately and generally expire twelve months after termination of office or ten years after date of grant.

   The following table summarizes option activities:


                                                                               Options Outstanding
                                                                          -----------------------------
                                                                                             Weighted
                                                             Options                          Average
                                                            Available          Options        Exercise
                                                            for Grant       Outstanding        Price
                                                        --------------    -------------      ----------

                Balance at March 31, 1996............          402,100          683,871   $     5.55
                Granted..............................         (152,000)         152,000         3.07
                Exercised............................                -           (9,802)        2.74
                Expired..............................          118,878         (118,904)        3.29
                                                        --------------    -------------
                Balance at March 31, 1997............          368,978          707,165         3.15
                Reserved.............................          990,000                -            -
                Granted..............................       (1,127,000)       1,127,000         8.94
                Exercised............................                -         (138,665)        2.84
                Expired..............................           83,303          (96,484)        3.86
                                                        --------------    -------------
                Balance at March 31, 1998............          315,281        1,599,016         7.15
                Reserved.............................          500,000                -            -
                Granted..............................         (596,498)         596,498        13.16
                Exercised............................                -         (269,842)        3.52
                Expired..............................           51,300          (51,300)        6.71
                                                        --------------    -------------
                Balance at March 31, 1999............          270,083        1,874,372         9.57
                                                        ==============    =============

   On August 21, 1996, the Company canceled 395,450 options with exercise prices between $5.50 and $7.25 (a weighted average exercise price of $7.02) and reissued those options with an exercise price of $3.00.

   On September 3, 1998 the Company canceled 363,500 options with exercise prices between $19.19 and $20.75 (a weighted average exercise price of $20.31). New options were granted on September 17, 1998 with an exercise price of $12.00 which generally vest over 3 years from the new grant date. As of March 31, 1999, options to purchase 1,003,272 shares of Common Stock were fully vested.

   The following table summarizes information regarding stock options outstanding and exercisable at March 31, 1999:

                                                      Options Outstanding                         Options Exercisable
                                    ----------------------------------------------------     --------------------------------
                                                        Weighted
                                       Number            Average                                Number         Weighted
                    Range of        Outstanding         Remaining          Weighted          Exercisable        Average
                    Exercise        at March 31,       Contractual          Average          at March 31,      Exercise
                     Prices             1999           Life (years)      Exercise Price          1999            Price
                ---------------     -------------    ----------------    ---------------     -------------   ----------------

                  $0.01 - $3.70           275,729           5.4          $      2.54               235,429    $    2.54
                   3.71 -  5.55           346,734           8.3                 4.60               102,434         4.59
                   5.56 -  9.25            91,409           7.1                 7.50                63,029         7.36
                   9.26 - 11.09            12,000           9.5                 9.73                     -            -
                  11.10 - 12.95           922,500           9.0                12.24               600,000        12.38
                  12.96 - 18.50           169,000           9.8                14.30                 2,380        17.07
                  18.51 - 25.00            57,000           9.2                19.61                     -            -
                                    -------------                                            -------------
                                        1,874,372                                                1,003,272
                                    =============                                            =============


   The Company applies the provisions of APB No. 25 and related Interpretations in accounting for compensation expense under the Company's option plans. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                                  Year ended March 31,
                                                                   -----------------------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1999            1998             1997
                                                                   --------------   -------------   --------------




Income from continuing operations before extraordinary loss
   As reported.................................................... $       18,352   $      12,275   $        2,644
   Pro forma......................................................         18,088          12,084            2,387

Net income (loss)
   As reported....................................................         18,352          10,979          (10,986)
   Pro forma......................................................         18,088          10,788          (11,243)

Income from continuing operations before extraordinary loss
  per share
   Basic:
      As reported.................................................           1.42            1.10            0.26
      Pro forma ..................................................           1.45            1.10            0.22
   Diluted:
      As reported.................................................           1.34            1.04            0.26
      Pro forma ..................................................           1.36            1.04            0.22

Net income (loss) per share
   Basic:
      As reported.................................................           1.42            0.98           (1.10)
      Pro forma ..................................................           1.45            0.98           (1.09)
   Diluted:
      As reported.................................................           1.34            0.93           (1.09)
      Pro forma ..................................................           1.36            0.93           (1.03)

   The fair value of the shares granted under the Company's option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 4.5 years; expected volatility of 75%; and a risk-free interest rate of 5.5%, 6.0% and 6.4% for the years ended March 31, 1999, 1998 and 1997, respectively. The pro forma amounts reflect compensation expense related to stock options granted during the years ended March 31, 1999, 1998 and 1997 only. In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase relative to the fair value of stock options granted in those years.


NOTE 8 - INCOME TAXES

   The provision for income taxes consists of the following:
                                                                                  Year ended March 31,
                                                                   -----------------------------------------------
(IN THOUSANDS)                                                           1999            1998            1997
                                                                   --------------   -------------   --------------
Current:
      Federal   .................................................. $       12,027   $       6,150   $        1,975
      State     ..................................................          2,763           1,356              315
                                                                   --------------   -------------   --------------
                                                                           14,790           7,506            2,290
                                                                   --------------   -------------   --------------
Deferred:
      Federal   ..................................................         (2,894)            (37)            (467)
      State     ..................................................           (516)           (260)             (55)
                                                                   --------------   -------------   --------------
                                                                           (3,410)           (297)            (522)
                                                                   --------------   -------------   --------------

                                                                   $       11,380   $       7,209   $        1,768
                                                                   ==============   =============   ==============

   A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

                                                                                  Year ended March 31,
                                                                   -----------------------------------------------
                                                                        1999             1998            1997
                                                                   --------------   -------------   --------------



      Federal statutory income tax rate...........................             35%             34%              34%
      State income taxes..........................................              5               5                3
      Other.......................................................             (2)             (2)               3
                                                                   --------------   -------------   --------------
                                                                               38%             37%              40%
                                                                   ==============   =============   ==============

   Deferred income tax assets consisted of :

                                                                                March 31,
                                                                   ---------------------------------
   (IN THOUSANDS)                                                        1999              1998
                                                                   --------------   -------------
      Inventory reserves and capitalized overhead................. $        3,061   $         261
      State income taxes..........................................            922             229
      Allowances for sales returns and doubtful accounts..........            807             949
      Accrued compensation costs..................................            250             178
      Other.......................................................            248             261
                                                                   --------------   -------------
      Net deferred income tax assets.............................. $        5,288   $       1,878
                                                                   ==============   =============


NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

   On February 21, 1997, the Company refinanced its Senior Debt and renegotiated the terms of its Senior Subordinated Debt. In conjunction with the refinancing and renegotiation of that debt the Company issued 1,148,693 shares of Common Stock to the Senior Subordinated Lender in exchange for $11,000.

   During fiscal 1998 the Company repaid notes aggregating $7.4 million prior to their scheduled maturity date which resulted in the recognition of an extraordinary loss of $1,296,000 (net of income tax benefit of $761,000) attributable to the write-off of unamortized debt discount and prepaid interest.

   The tax benefit of stock option transactions aggregated $975,000 and $187,000 during fiscal 1999 and 1998, respectively.


NOTE 10 - GAIN ON SALE AND LEASEBACK

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


NOTE 11 - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

   In fiscal 1999, Media Arts adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which requires companies to disclose certain information about reportable operating segments in complete sets of financial statements and in condensed financial statements of interim periods. Companies are also required to present certain enterprise-wide information, including revenues related to products and services, major customers and geographic areas in which they operate.

   Media Arts operates in two market segments: wholesale and retail. The wholesale segment includes sales to the Company's branded distribution channel (which includes company-owned Thomas Kinkade Stores, independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as Hallmark, Avon and QVC. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. Each operating segment has a president who reports directly to the Chief Executive Officer ("CEO"). The CEO, identified as the Chief Operating Decision Maker as defined by SFAS No. 131, evaluates performance and allocates resources to each operating segment based on its net sales and operating profits. Information on Media Arts' reportable segments for fiscal years 1999, 1998 and 1997 is as follows:

                                                                                  Year ended March 31,
                                                                   -----------------------------------------------



(IN THOUSANDS)                                                           1999           1998             1997
                                                                   --------------   -------------   --------------

Revenues
   External wholesale............................................. $       98,967   $      62,083   $       31,473
   Intersegment wholesale.........................................         15,097           8,356            6,329
   Retail.........................................................         27,355          20,567           15,545
   Eliminations...................................................        (15,097)         (8,356)          (6,329)
                                                                   --------------   -------------   --------------
   Total company.................................................. $      126,322   $      82,650   $       47,018
                                                                   ==============   =============   ==============

Operating income (loss)
   Wholesale...................................................... $       33,164   $      18,719   $        7,415
   Retail.........................................................         (2,119)          1,357             (166)
   Eliminations...................................................         (1,817)            116             (458)
                                                                   --------------   -------------   --------------
   Total company.................................................. $       29,228   $      20,192   $        6,791
                                                                   ==============   =============   ==============

Assets
   Wholesale...................................................... $       60,737   $      46,946   $       19,292
   Retail.........................................................         11,558           6,725            5,985
   Eliminations...................................................         (4,149)         (2,332)          (2,216)
                                                                   --------------   -------------   --------------
   Total company.................................................. $       68,146   $      51,339   $       23,061
                                                                   ==============   =============   ==============

Depreciation and amortization
   Wholesale...................................................... $        1,886   $       1,842   $        1,147
   Retail.........................................................            538             355              263
                                                                   --------------   -------------   --------------
   Total company.................................................. $        2,424   $       2,197   $        1,410
                                                                   ==============   =============   ==============

Capital expenditures
   Wholesale...................................................... $        4,734   $       2,790   $          518
   Retail.........................................................          3,259             430              201
                                                                   --------------   -------------   --------------
   Total company.................................................. $        7,993   $       3,220   $          719
                                                                   ==============   =============   ==============

   Media Arts currently does not sell to geographic regions outside the United States and Canada. During 1999, 1998 and 1997, no customers accounted for greater than 10% of net sales.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     MEDIA ARTS GROUP, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                                                     BALANCE AT        CHARGED TO                           BALANCE
                                                    BEGINNING OF       COSTS AND                            AT END
DESCRIPTION                                            PERIOD           EXPENSES        DEDUCTIONS         OF PERIOD
--------------------------------------------        ------------      ------------     ------------      ------------
YEAR ENDED MARCH 31, 1997:
   Reserve for Returns and Allowances.......         $     812        $    2,316        $  (1,489)        $   1,639
   Allowance for Doubtful Accounts..........               342             1,212             (368)            1,186

YEAR ENDED MARCH 31, 1998:
   Reserve for Returns and Allowances.......             1,639             3,706           (3,729)            1,616
   Allowance for Doubtful Accounts..........             1,186               369             (737)              818

YEAR ENDED MARCH 31, 1999:
   Reserve for Returns and Allowances.......             1,616            12,336          (12,744)            1,208
   Allowance for Doubtful Accounts..........         $     818        $      384        $    (352)        $     850


            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

(a)  The following exhibits are filed herewith:
     EXHIBIT
      NUMBER                    EXHIBIT TITLE
     -------                    -------------

3.1(1)     Amended and Restated Certificate of Incorporation.
3.2(7)     Bylaws.
3.3(1)     Form of Specimen Common Stock Certificate.
3.4(10)    Amended and Restated Certificate of Incorporation.
10.1(7)    Employees Stock Option Plan.
10.2(1)    Stock Option Plan for Outside Directors.
10.3(1) Employment Agreement entered into between the Company and Kenneth E. Raasch, dated as of January 1, 1994.
10.4(7) Amendment to Employment Agreement between the Company and Kenneth E. Raasch, entered into as of October 29, 1997.
10.5(7) Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.6(6) Employment Agreement entered into between the Company and James F. Landrum, Jr., dated as of May 1, 1997.
10.7(6) Employment Agreement entered into between the Company and Craig Fleming, dated as of May 8, 1997.
10.8(5) Employment Agreement entered into between the Company and Richard F. Barnett, dated as of March 31, 1996.
10.9(1) Employment Agreement entered into between the Company and Daniel P. Byrne, dated as of January 1, 1994.
10.10(1) Employment Agreement entered into between the Company and Raymond A. Peterson, dated as of January 1, 1994.
10.11(1) Employment Agreement entered into between the Company and Thomas Kinkade, dated as of January 1, 1994.
10.12(7) License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.13(1) Contribution Agreement between the Company and Kenneth E. Raasch, Thomas Kinkade, Dennis McCarthy and Robert Wallace, dated as of April 1, 1994.
10.14(1) Sublease Agreement between Pillsbury, Madison & Sutro and the Lightpost Group, dated as of June 15, 1993. 10.15(1) Lease Agreement between South Bay/Crip 3 and the Company, dated February 17, 1994 and First Amendment to Lease dated as of April 15, 1994.
10.16(2) Securities Purchase Agreement dated July 7, 1995 by and among Levine Leichtman, as Purchaser, and the Company, Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc., MAGI Entertainment Products, Inc. and John Hine Studios, Inc., as Issuers.
10.17(3) First Amendment to the Securities Purchase Agreement dated March 12, 1996, by and among Levine Leichtman, as Purchaser and the Company, Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc., MAGI Entertainment Products, Inc. and John Hine Studios, Inc., as Issuers.
10.18(4) Financing Agreement dated as of February 21, 1997 by and among CIT Group/Business Credit, Inc., the Company, Thomas Kinkade Stores, Inc. and California Coast Galleries, Inc.
10.19(4) Credit Agreement dated as of February 21, 1997 by and among Levine Leichtman, the Company, MAGI Entertainment Products, Inc., California Coast Galleries, Inc. and MAGI Sales, Inc.
10.20(6) Lease Agreement between Limar Realty Corp. #36 and the Company, dated as of May 22, 1997.
10.21(7) Investment Monitoring Agreement by and among Levine Leichtman, the Company, Thomas Kinkade Stores, Inc., MAGI Entertainment Products, Inc. and MAGI Sales, Inc., dated as of September 10, 1996.
10.22(7) First Amendment to Investment Monitoring Agreement by and among Levine Leichtman, the Company, Thomas Kinkade Stores, Inc., MAGI Entertainment Products, Inc., MAGI Sales, Inc. and California Coast Galleries, dated as of February 21, 1997.
10.23(7) Consulting Agreement between the Company and Mike Kiley, dated as of April 1, 1997.
10.24(7) Amendment to Consulting Agreement between the Company and Mike Kiley, dated as of August 1, 1997.
10.25(7) Purchase and Sale Agreement by and between the Company and Limar Realty Corp. #36, dated as of June 3, 1997.
10.26(7)   Form of Director Indemnity Agreement.
10.27(7)   Second Amendment to Employment Agreement between the Company and John
           R. Lackner, dated as of February 11, 1998.
10.28(8) Second Amendment to Consulting Agreement between the Company and Mike Kiley, dated as of April 1, 1998.

10.29(9) Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.30(11)  Employment Agreement entered into between the Company and Raymond A.
           Peterson, dated as of November 19, 1998.
10.31(11)  Employment Agreement entered into between the Company and Greg Nash, dated as of November 19, 1998.
10.32(12)  1998 Stock Incentive Plan.
10.33      Separation and Consulting Agreement between the Company and Kenneth
           E. Raasch, dated as of May 27, 1999.
10.34 Stock Sale Agreement between the Company and Kenneth E. Raasch, dated as of May 27, 1999.
21.1       Subsidiaries of the Registrant.
23.1       Consent of PricewaterhouseCoopers LLP.
24.1       Power of Attorney.
27.1       Financial Data Schedule (EDGAR version only)


------------------------------------------

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

(4) Incorporated by reference from the Company's Form 8-K dated February 21, 1997 (File No. 0-24294).

(5) Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 0-24294).

(6) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1997 (File No. 0-24294).

(7) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815)

(8) Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1998 (File No. 0-24294).

(9) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-24294).

(10) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-24294).

(11) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1998 (File No. 0-24294).

(12) Incorporated by reference from the Company's Registration Statement on Form S-8 filed December 3, 1998 (File No. 333-68301).

(b) The following financial statement schedules are filed herewith:
       Schedule VIII -- Valuation and Qualifying Accounts and Reserves

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Media Arts Group, Inc.
----------------------
(Registrant)





/S/  Greg H. L. Nash
-----------------------------------------------
GREG H. L. NASH
SR. VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


Dated: June 29, 1999