Form 10-Q
period 1999-06-30
MEDIA ARTS GROUP INC
filed 1999-08-16
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,910,462 at June 30, 1999.

This report consists of 17 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       June 30, 1999 and March 31, 1999                                 3

     Condensed Consolidated Statements of Income for the
       Three Month Periods Ended June 30, 1999 and 1998                 4

     Condensed Consolidated Statements of Cash Flows for
       the Three Month Periods Ended June 30, 1999 and 1998             5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        14

Part II:  Other Information

   Item 1:  Legal Proceedings                                          15

   Item 2:  Changes in Securities                                      15

   Item 3:  Defaults upon Senior Securities                            15

   Item 4:  Submission of Matters to a Vote of Security Holders        15

   Item 5:  Other Information                                          15

   Item 6:  Exhibits and Reports on Form 8-K                           15

   Signatures                                                          16

                          MEDIA ARTS GROUP, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, UNAUDITED)

                                                   June 30,     March 31,
                                                     1999         1999
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $   4,430    $   6,361
  Accounts receivable, net                            19,606       22,354
  Inventories                                         18,839       16,683
  Prepaid expenses and other current assets            5,199        5,346
  Deferred income taxes                                5,319        5,288
                                                   ---------    ---------
    Total current assets                              53,393       56,032
Property and equipment, net                           13,092       10,971
Notes receivable                                         573           --
Cash value of life insurance                           1,355          920
Other assets                                             220          223
                                                   ---------    ---------
    Total assets                                   $  68,633    $  68,146
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   6,554    $   4,883
  Commissions payable                                    673          981
  Accrued royalties                                    1,192        1,339
  Accrued compensation costs                           1,046        2,274
  Accrued expenses                                     1,784        1,942
  Income taxes payable                                 2,985        2,828
                                                   ---------    ---------
    Total current liabilities                         14,234       14,247
Deferred compensation cost                             1,453          908
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 16,887       16,355
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            88           88
  Additional paid-in capital                          37,451       37,367
  Retained earnings                                   18,364       17,976
  Treasury stock                                      (4,157)      (3,640)
                                                   ---------    ---------
    Total stockholders' equity                        51,746       51,791
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $  68,633    $  68,146
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                                      1999         1998
                                                   ---------    ---------
Net sales                                          $  25,745    $  26,339
Cost of sales                                          9,827        9,066
                                                   ---------    ---------
    Gross profit                                      15,918       17,273
                                                   ---------    ---------
Operating expenses
  Selling and marketing                                8,929        6,589
  General and administrative                           6,362        4,573
                                                   ---------    ---------
    Total operating expenses                          15,291       11,162
                                                   ---------    ---------
Operating income                                         627        6,111
Interest income                                           10          131
                                                   ---------    ---------
Income before income taxes                               637        6,242
Provision for income taxes                               249        2,371
                                                   ---------    ---------
Net income                                         $     388    $   3,871
                                                   =========    =========
Net income per share:
  Basic                                            $    0.03    $    0.30
  Diluted                                          $    0.03    $    0.27
Shares used in net income per share computation:
  Basic                                               12,932       12,969
  Diluted                                             13,214       14,135

See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)

                                               Three Months Ended June 30,
                                                      1999        1998
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $     388   $   3,871
  Adjustments to reconcile to net cash
    provided by operating activities:
  Depreciation                                            934         438
  Amortization of intangibles                               3           4
  Deferred income taxes                                   (31)        (75)
  Provision for returns and allowances                   (125)        116
  Provision for losses on accounts receivable             (88)         --
  Changes in assets and liabilities:
    Accounts receivable                                 2,961      (2,050)
    Inventories                                        (2,272)     (2,274)
    Prepaid expenses and other current assets             141      (1,016)
    Accounts payable                                    1,671        (590)
    Commissions payable                                  (308)        434
    Accrued compensation costs                         (1,228)       (507)
    Income taxes payable                                  157       2,373
    Accrued expenses                                     (490)      1,407
    Accrued royalties                                    (147)      1,049
    Deferred compensation liability                       545          --
                                                    ---------   ---------
Net cash provided by operations                         2,111       3,180
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment               (3,365)     (1,335)
  Disposal of galleries, net of cash acquired             764          --
  Increase in cash surrender value of life insurance     (435)         --
  Acquisition of gallery, net of cash acquired             --        (321)
  Purchases of short term investments                      --      (5,846)
                                                    ---------   ---------
Net cash used in investing activities                  (3,036)     (7,502)
                                                    ---------   ---------
Cash flows from financing activities:
  Receipt of notes receivable                            (573)         --
  Proceeds from issuance of common stock                   84         285
  Purchases of treasury stock                            (517)         --
                                                    ---------   ---------
Net cash provided by (used in) financing activities    (1,006)        285
                                                    ---------   ---------
Net decrease in cash and cash equivalents              (1,931)     (4,037)
Cash and cash equivalents at beginning of period        6,361      16,401
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   4,430   $  12,364
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2000.


NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands):

                                                     Three Months Ended
                                                          June 30,
                                                      1999        1998
                                                    ---------   ---------
Weighted average number of shares - basic              12,932      12,969
Incremental shares from assumed issuance
  of stock options                                        282       1,166
                                                    ---------   ---------
Weighted average number of shares - diluted            13,214      14,135
                                                    =========   =========

NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                    June 30,    March 31,
                                                      1999        1999
                                                    ---------   ---------
Raw materials                                       $   2,583   $   2,579
Work-in-process                                         2,265       1,235
Finished goods                                         13,991      12,869
                                                    ---------   ---------
                                                    $  18,839   $  16,683
                                                    =========   =========


NOTE 4 - Operating Segments and Geographic Information

Media Arts operates in two market segments: wholesale and retail. The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. Each operating segment has a management team that reports directly to the Chief Executive Officer ("CEO"). The CEO, identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," evaluates performance and allocates resources to each operating segment based on its net sales and operating profits. Information on the Company's reportable segments for the three months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                     Three Months Ended
                                                          June 30,
                                                      1999        1998
                                                    ---------   ---------
Revenues:
  External wholesale                                $  19,444   $  21,433
  Intersegment wholesale                                3,530       3,414
  Retail                                                6,301       4,906
  Eliminations                                         (3,530)     (3,414)
                                                    ---------   ---------
Total company                                       $  25,745   $  26,339
                                                    =========   =========

Operating income (loss):
  Wholesale                                         $   2,063   $   6,718
  Retail                                                 (984)        (96)
  Eliminations                                           (452)       (511)
                                                    ---------   ---------
Total company                                       $     627   $   6,111
                                                    =========   =========

Assets:
  Wholesale                                         $  62,307   $  52,181
  Retail                                               10,691       9,622
  Eliminations                                         (4,365)     (2,841)
                                                    ---------   ---------
Total company                                       $  68,633   $  58,962
                                                    =========   =========

Depreciation and amortization:
  Wholesale                                         $     571   $     368
  Retail                                                  366          74
                                                    ---------   ---------
Total company                                       $     937   $     442
                                                    =========   =========

Capital expenditures:
  Wholesale                                         $   3,296   $     975
  Retail                                                   69         360
                                                    ---------   ---------
Total company                                       $   3,365   $   1,335
                                                    =========   =========

Media Arts currently does not sell to geographic regions outside the United States and Canada. During the three months ended June 30, 1999 and 1998 no customer accounted for greater than 10% of net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 1999 which contains the audited financial statements and notes thereto for the years ended March 31, 1997, 1998 and 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Forward looking statements in this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended March 31, 1999, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended June 30, 1999 were $25.7 million, a 2.3% decrease from $26.3 million for the quarter ended June 30, 1998. The decline in sales was primarily attributable to reduced demand due to larger edition sizes and our phased release program, as well as release of two images late in the March 1999 quarter. Sales were also adversely affected by lower average sales to new Thomas Kinkade Signature Galleries, as many of these new galleries are additional sites for existing Signature Gallery dealers who have gained inventory efficiencies by utilizing centralized warehousing. We intend to reduce edition sizes, phased releases and the number of dimensional sizes offered for certain releases during the September 1999 quarter.

Gross Profit

Gross profit decreased by $1.4 million, or 7.8%, to $15.9 million for the quarter ended June 30, 1999 from $17.3 million for the quarter ended June 30, 1998. The decrease was due to decreased sales and a decrease in gross margins. Consolidated gross margin was 61.8% for the June 1999 quarter, compared to 65.6% for the June 1998 quarter. The softening in gross margin was due to under absorbed manufacturing capacity resulting from lower than expected sales.

Selling and Marketing Expenses

Selling and marketing expenses were $8.9 million for the quarter ended June 30, 1999 compared to $6.6 million for the quarter ended June 30, 1998. As a percentage of net sales, selling and marketing expenses were

34.7% for the June 1999 quarter compared to 25.0% for the June 1998 quarter. Selling and marketing expenses increased in absolute terms due to increased advertising and promotional costs. Selling and marketing expenses increased as a percentage of sales due to lower than anticipated sales.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the quarter ended June 30, 1999 compared to $4.6 million for the quarter ended June 30, 1998. Expressed as a percentage of net sales, general and administrative expenses for the June 1999 quarter were 24.7% compared to 17.4% for the June 1998 quarter. The increase in general and administrative expenses was primarily due to increased infrastructure costs in anticipation of higher sales volumes, as well as planned spending on dealer support services and our e-commerce site.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, our Company-owned Thomas Kinkade Stores, other independent dealers and strategic partners, as well as revenue generated from licensing arrangements. Net sales to wholesale customers before intersegment eliminations decreased 7.5% to $23.0 million in the June 1999 quarter compared to $24.8 million in the June 1998 quarter. The decrease in net sales for this segment was primarily due to decreased demand due to larger edition sizes, our phased release program, release of two images late in the March 1999 quarter and lower average sales to new Signature Galleries, as many of these new galleries are additional sites for existing Signature Gallery dealers who have gained efficiencies by utilizing centralized warehousing. Sales to Signature Galleries increased 21.4% to $10.2 million in the June 1999 quarter from $8.4 million in June 1998 quarter due to an increase in the number of Signature Galleries to 195 as of June 30, 1999 from 91 as of June 30, 1998.

Operating income for the wholesale segment before intersegment eliminations decreased 69.3% to $2.1 million in the June 1999 quarter compared to $6.7 million in the June 1998 quarter. The decrease was primarily due to decreased net sales, and increased advertising and promotional costs and increased infrastructure costs in anticipation of higher sales volumes. Operating margin for the wholesale segment before inter-segment eliminations decreased to 9.0% in the June 1999 quarter from 27.0% in June 1998 quarter due to lower net sales.

Retail Segment


Net sales for the retail segment consists of sales by Company-owned
Thomas Kinkade Stores and increased 28.4% to $6.3 million in the June
1999 quarter compared to $4.9 million in the June 1998 quarter. The increase in net sales was primarily due to the opening of new Thomas
Kinkade Stores during fiscal 1999. There were 30 Company-owned galleries as of June 30, 1999 compared to 23 as of June 30, 1998. Two galleries were transferred to Signature Galleries during the June 1999 quarter. We expect to transfer the majority of our Company-owned galleries to Signature Gallery owners by the end of fiscal 2000.

Operating losses for the retail segment increased 925.0% to $984,000 in the June 1999 quarter compared to $96,000 in the June 1998 quarter primarily due to increased headcount, advertising, rent and other infrastructure costs related to expansion. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers.

Interest Income

Interest income was $10,000 for the quarter ended June 30, 1999 compared to $131,000 for the same period in the prior year. The decrease in interest income was due to decreased cash balances.

Provision for Income Tax

The provision for income taxes was $249,000 for the quarter ended June 30, 1999, compared to $2.4 million for the same period in the prior year. Our effective income tax rate for the June 1999 quarter was 39.1% compared to 38.0% for the June 1998 quarter.

Seasonality; Fluctuations in Quarterly Results

Our business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income. Our net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. Despite overall increases in annual net sales in fiscal 1999, net sales in the December 1998 quarter were $39.0 million and sales in the subsequent March 1999 and June 1999 quarters were $31.4 million and $25.7 million. We believe that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. We expect these seasonal trends to continue in the foreseeable future.

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

- Demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
- Our ability to achieve our expansion plans,
- The timing, mix and number of new product releases,
- The successful implementation of the Signature Gallery program and expansion of distribution generally,
- Our ability to implement strategic business alliances,
- Our ability to hire and train new manufacturing, sales and administrative personnel,
- Continued implementation of manufacturing efficiencies,
- Timing of product deliveries, and
- The incurrence of other operating costs.

In addition, since a significant portion of our net sales are generated from orders received in the quarter, net sales in any quarter are substantially dependent on orders booked in that quarter. Our results may also fluctuate based on extraordinary events. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operating results may also result in volatility in the price of our common stock.


LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds in the first three months of fiscal 2000 has been from our operations. Our working capital as of June 30, 1999 was $39.2 million, compared to $41.8 million as of March 31, 1999.

Net cash provided by operations for the first three months of fiscal 2000 was $2.1 million consisting primarily of a decrease in accounts receivable and an increase in accounts payable, offset by an increase in inventory and a decrease in accrued compensation costs. Accounts receivable decreased as a result of a decrease in sales during the quarter. Accounts payable increased due to timing of payments.
Inventory increased due to the receipt of a backlog of materials for our high-end studio proof and renaissance edition products, receipt of additional paper lithographs in full edition quantities and the production of limited edition canvas for release in the first weeks of July 1999. Accrued compensation costs decreased as a result of payment of year end incentive compensation. Net cash provided by operations for the first three months of fiscal 1999 was $3.2 million consisting primarily of income from operations adjusted by increases in income taxes payable, other accrued expenses and accrued royalties payable offset by an increase in inventory and accounts receivable.

Net cash used in investing activities was $3.0 million for the first three months of fiscal 2000 and primarily related to investment in our e-commerce site and capital expenditures for property and equipment. Net cash used in investing activities was $7.5 million in the first three months of fiscal 1999 primarily related to purchases of securities and to capital expenditures for property and equipment. We anticipate that total capital expenditures in fiscal 2000 will be approximately $10 million, and will relate primarily to e-commerce development and continued manufacturing and infrastructure investments.

Net cash used in financing activities was $1.0 million in the first three months of fiscal 2000 compared to $285,000 provided by financing activities in the first three months of fiscal 1999. Cash used in financing activities during the first three months of fiscal 2000 was primarily for financing the sales of two Company-owned galleries and purchasing shares of our common stock under our continuing stock repurchase program. During the three months ended June 30, 1999, we purchased 74,300 shares of our common stock at an average price of $6.96. Net cash provided by financing activities during the first three months of fiscal 1999 was due to the exercise of options and warrants for our common stock.

We have a $10 million secured bank line-of-credit facility. We are currently negotiating a new line-of-credit which is expected to be completed in the 1999 calendar year. Borrowing capacity under the existing credit facility is based upon eligible accounts receivable and inventory. There were no outstanding borrowings under this credit facility as of June 30, 1999.

Our working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that existing borrowing capacity under lines of credit, together with revenues from operations, will be sufficient to meet our working capital requirements through fiscal 2000. However, there can be no assurance that we will not seek additional capital in the future as a result of expansion or otherwise.


YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products may be coded to accept only two-digit entries in the date code field and as the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, in less than six months, computer systems and/or software products used by many companies will need to be upgraded to comply with such Year 2000 requirements.

Our Year 2000 Project (the "Project") was substantially complete by the end of fiscal 1999. The scope and content of the Project included:

- Assessing the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000,
- Conducting a review of our information technology ("IT") and non-IT systems to identify those areas that could be affected by Year 2000 issues,
- Developing a comprehensive, risk-based plan to address IT and non-IT systems and products, as well as dependencies on our business partners,
- Completing an inventory and risk-assessment of our computer systems and related technology, and
- Developing and carrying out the testing and remediation process.

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of June 30, 1999. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations (in thousands):
                                                    June 30,
                                                      1999
                                                    ---------
Assets:
  Cash and cash equivalents                         $   4,430
  Average interest rate                                  3.52%
Liabilities:
  Bank line-of-credit                               $      --
  Interest rate (prime rate plus 0.5%)                   8.25%
  Convertible note payable to related party         $   1,200
  Fixed interest rate                                    8.00%

PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS - Not Applicable

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
           Applicable

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10.1     Amendment to Peterson Employment Agreement entered
          into between the Company and Raymond A. Peterson dated August 4,
          1999.
      Exhibit 10.2 Consulting Agreement entered into between the Company and Raymond A. Peterson dated August 4, 1999.

(b)   Exhibit 27.1     Financial Data Schedule (EDGAR version only).

(c)   Reports on Form 8-K - none

                          MEDIA ARTS GROUP, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Craig Fleming
                                   --------------------------------------
                                   Craig Fleming
                                   President and Chief Executive Officer


                                   By  /s/ Greg H.L. Nash
                                   --------------------------------------
                                   Greg H.L. Nash
                                   Senior Vice President &
                                   Chief Financial Officer


Date:  August 13, 1999

EXHIBIT INDEX

Exhibit Number

10.1 Amendment to Peterson Employment Agreement entered into between the Company and Raymond A. Peterson dated August 4, 1999.
10.2 Consulting Agreement entered into between the Company and Raymond A. Peterson dated August 4, 1999.

27.1     Financial Data Schedule