Form 10-Q
period 1999-09-30
MEDIA ARTS GROUP INC
filed 1999-11-15
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,939,794 at September 30, 1999.


This report consists of 20 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       September 30, 1999 and March 31, 1999                            3

     Condensed Consolidated Statements of Income for the Three
       and Six Month Periods Ended September 30, 1999 and 1998          4

     Condensed Consolidated Statements of Cash Flows for
       the Six Month Periods Ended September 30, 1999 and 1998          5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        16

Part II:  Other Information

   Item 1:  Legal Proceedings                                          18

   Item 2:  Changes in Securities                                      18

   Item 3:  Defaults upon Senior Securities                            18

   Item 4:  Submission of Matters to a Vote of Security Holders        18

   Item 5:  Other Information                                          18

   Item 6:  Exhibits and Reports on Form 8-K                           18

   Signatures                                                          19

                          MEDIA ARTS GROUP, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, UNAUDITED)

                                                 September 30,  March 31,
                                                     1999         1999
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $     569    $   6,361
  Accounts receivable, net                            25,690       22,354
  Inventories                                         19,159       16,683
  Prepaid expenses and other current assets            6,222        5,346
  Deferred income taxes                                5,319        5,288
                                                   ---------    ---------
    Total current assets                              56,959       56,032
Property and equipment, net                           14,392       10,971
Notes receivable                                       2,652           --
Cash value of life insurance                           1,598          920
Other assets                                             248          223
                                                   ---------    ---------
    Total assets                                   $  75,849    $  68,146
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   6,122    $   4,883
  Commissions payable                                  1,270          981
  Accrued royalties                                    1,329        1,339
  Accrued compensation costs                           2,290        2,274
  Accrued expenses                                     2,330        1,942
  Income taxes payable                                 4,817        2,828
                                                   ---------    ---------
    Total current liabilities                         18,158       14,247
Deferred compensation cost                             1,745          908
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 21,103       16,355
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            88           88
  Additional paid-in capital                          37,560       37,367
  Retained earnings                                   21,224       17,976
  Treasury stock                                      (4,126)      (3,640)
                                                   ---------    ---------
    Total stockholders' equity                        54,746       51,791
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $  75,849    $  68,146
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Net sales                       $  34,624  $  29,595  $  60,369  $  55,934
Cost of sales                      13,073      9,208     22,900     18,274
                                ---------  ---------  ---------  ---------
    Gross profit                   21,551     20,387     37,469     37,660
                                ---------  ---------  ---------  ---------
Operating expenses
  Selling and marketing             8,874      8,159     17,803     14,748
  General and administrative        7,957      5,547     14,319     10,120
                                ---------  ---------  ---------  ---------
    Total operating expenses       16,831     13,706     32,122     24,868
                                ---------  ---------  ---------  ---------
Operating income                    4,720      6,681      5,347     12,792
Interest income (expense)              (3)       235          7        366
                                ---------  ---------  ---------  ---------
Income before income taxes          4,717      6,916      5,354     13,158
Provision for income taxes          1,864      2,643      2,113      5,014
                                ---------  ---------  ---------  ---------
Net income                      $   2,853  $   4,273  $   3,241  $   8,144
                                =========  =========  =========  =========
Net income per share:
  Basic                         $    0.22  $    0.33  $    0.25  $    0.63
  Diluted                       $    0.22  $    0.31  $    0.25  $    0.58
Shares used in net income per
  share computation:
  Basic                            12,926     12,904     12,929     12,936
  Diluted                          13,067     13,838     13,141     13,987

See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)

                                            Six Months Ended September 30,
                                                      1999        1998
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $   3,241   $   8,144
  Adjustments to reconcile to net cash
    provided by continuing operating activities:
  Depreciation                                          1,913         949
  Amortization of intangibles                               7          14
  Deferred income taxes                                   (31)       (161)
  Provision for returns and allowances                   (213)        357
  Provision for losses on accounts receivable             173         (58)
  Changes in assets and liabilities:
    Accounts receivable                                (3,296)     (3,364)
    Receivables from related parties                      (14)        (27)
    Inventories                                        (3,220)     (5,670)
    Prepaid expenses and other current assets             430        (738)
    Accounts payable                                    1,246         179
    Commissions payable                                   289         433
    Accrued compensation costs                             16        (555)
    Income taxes payable and refundable, net            1,989         252
    Accrued expenses                                     (672)        393
    Accrued royalties                                     (10)        371
    Deferred compensation liability                       837          --
                                                    ---------   ---------
Net cash provided by operations                         2,685         519
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment               (6,315)     (4,205)
  Disposals of galleries                                2,791          --
  Increase in cash surrender value of life insurance     (678)         --
  Acquisition of gallery, net of cash acquired             --        (321)
  Purchases of short-term investments                      --      (3,898)
                                                    ---------   ---------
Net cash used in investing activities                  (4,202)     (8,424)
                                                    ---------   ---------
Cash flows from financing activities:
  Receipt of notes receivable                          (3,982)         --
  Proceeds from issuance of common stock                  193         445
  Purchases of treasury stock                            (486)     (2,664)
                                                    ---------   ---------
Net cash used in financing activities                  (4,275)     (2,219)
                                                    ---------   ---------
Net decrease in cash and cash equivalents              (5,792)    (10,124)
Cash and cash equivalents at beginning of period        6,361      16,401
                                                    ---------   ---------
Cash and cash equivalents at end of period          $     569   $   6,277
                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                       MEDIA ARTS GROUP, INC.
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation



The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc. and Thomas Kinkade Stores, Inc., and Exclaim Technologies, Inc., a majority owned subsidiary. The Company primarily designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade. The Company's primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes. Exclaim is an Internet based applications service provider, developing products for the business-to-business market as well as business-to-consumer e-commerce for Thomas Kinkade based products.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2000.


NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands).

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - basic                   12,926     12,904     12,929     12,936
Incremental shares from assumed
  issuance of stock options           141        934        212      1,051

                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - diluted                 13,067     13,838     13,141     13,987
                                =========  =========  =========  =========



NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                September 30,    March 31,
                                                    1999           1999
                                                  ---------     ---------
Raw materials                                     $   2,641     $   2,579
Work-in-process                                       2,640         1,235
Finished goods                                       13,878        12,869
                                                  ---------     ---------
                                                  $  19,159     $  16,683
                                                  =========     =========


NOTE 4 - Related Party Transactions

Effective September 15, 1999, Media Arts sold the Company-owned Thomas Kinkade Stores located in Monterey and Carmel, California to an entity in which a relative of a founder and member of the board of directors is an investor. Consideration for this sale consisted of cash of $75,000 and an 8.5% promissory note in the amount of $678,000 due in August 2006 with semi-annual principal and interest payments. An additional promissory note will be received during the subsequent quarter for the inventory purchased at wholesale with terms consistent with the terms for the sales of other Company-owned stores to non-related parties. The Company commissioned an independent valuation of the Company-owned stores in Monterey and Carmel, California and the terms of the sale were based upon the independent valuation.

NOTE 5 - Operating Segments and Geographic Information

Media Arts has three operating segments: wholesale, retail and Internet. The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. The Internet segment consists of the development of vertical business-to-business trade communities that will link buyers and sellers together to create supply chain efficiencies. The first industry applications are intended to be the fine art, gift and collectibles, furniture and home decor industries.
The Company believes that these business-to-business Internet products may be scalable and may leverage Exclaim into other highly fragmented industries. The Company intends to continue funding Exclaim through the remainder of the fiscal year, although the Company may seek outside capital investments in the future and discontinue its funding, which may result in reducing its ownership interest to a level that would no longer require consolidation in its financial statements. The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment based on its net sales and operating profits or business opportunities for diversification. Information on the Company's reportable segments is as follows (in thousands):

                                Three Months Ended     Six Months Ended
                                  September 30,         September 30,
                                 1999       1998       1999       1998
                               ---------  ---------  ---------  ---------
Revenues:
  External wholesale           $  29,284  $  22,666  $  48,673  $  44,099
  Intersegment wholesale           2,658      4,909      6,188      8,323
  Retail                           5,296      6,929     11,597     11,835
  Internet                            44         --         99         --
  Eliminations                    (2,658)    (4,909)    (6,188)    (8,323)
                               ---------  ---------  ---------  ---------
Total company                  $  34,624  $  29,595  $  60,369  $  55,934
                               =========  =========  =========  =========
Operating income (loss):
  Wholesale                    $   7,142  $   8,212  $   9,611  $  14,930
  Retail                          (1,148)      (486)    (2,132)      (582)
  Internet                          (922)        --     (1,328)        --
  Eliminations                      (352)    (1,045)      (804)    (1,556)
                               ---------  ---------  ---------  ---------
Total company                  $   4,720  $   6,681  $   5,347  $  12,792
                               =========  =========  =========  =========
Assets:
  Wholesale                                          $  66,109  $  49,432
  Retail                                                 7,931     12,769
  Internet                                               3,688         --
  Eliminations                                          (1,879)    (3,885)
                                                     ---------  ---------
Total company                                        $  75,849  $  58,316
                                                     =========  =========
Depreciation:
  Wholesale                    $     635  $     426  $   1,206  $     794
  Retail                             314         81        680        155
  Internet                            27         --         27         --
                               ---------  ---------  ---------  ---------
Total company                  $     976  $     507  $   1,913  $     949
                               =========  =========  =========  =========
Capital expenditures:
  Wholesale                    $   1,366  $   1,781  $   2,893  $   2,756
  Retail                               3      1,089         72      1,449
  Internet                         1,581         --      3,350         --
                               ---------  ---------  ---------  ---------
Total company                  $   2,950  $   2,870  $   6,315  $   4,205
                               =========  =========  =========  =========

Media Arts currently does not sell to geographic regions outside the United States, Canada and the UK. Currently sales to Canada and the UK are immaterial. During the three and six month periods ended September 30, 1999 and 1998 no customer accounted for greater than 10% of net sales.

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


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 1999 were $34.6 million, a 17.0% increase compared to the $29.6 million reported for the quarter ended September 30, 1998. The increase in net sales was primarily attributable to increased demand resulting from the discontinuance of the phased release program and the related reduction in edition sizes, the increase in the number of Signature Galleries and the quality of releases introduced during the quarter. Net sales for the six months ended September 30, 1999 were $60.4 million, up 7.9% from $55.9 million during the six months ended September 30, 1998 primarily attributable to the increase in the number of Signature Galleries offset by a sales decrease during the first three months of fiscal 2000.

Gross Profit

Gross profit increased by $1.2 million, or 5.7%, to $21.6 million for the quarter ended September 30, 1999 compared to $20.4 million for the quarter ended September 30, 1998. Gross profit was $37.5 million for the six months ended September 30, 1999 compared to $37.7 million in the prior year. Consolidated gross margin was 62.2% and 62.1% for the three and six month periods ended September 30, 1999 compared to 68.9% and 67.3% for the same periods in the prior year. The increase in gross profit in absolute terms was due primarily to increased sales levels.
The softening in gross margin was primarily a result of excess manufacturing capacity and the loss of the retail margin from thirteen Thomas Kinkade Stores sold to Signature Gallery dealers during the six months ended September 30, 1999.

Selling and Marketing Expenses

Selling and marketing expenses were $8.9 million and $17.8 million for the three and six month periods ended September 30, 1999 compared to $8.2 million and $14.7 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses were 25.6% and 29.5% for the three and six month periods ended September 30 ,1999 compared to 27.6% and 26.4% for the same periods in the prior year. Selling and marketing expenses increased in absolute terms primarily due to increased advertising and promotional costs. As a percentage of sales, selling and marketing expenses decreased for the quarter due to increased sales compared to the prior year. For the six month period ended September 30, 1999 selling and marketing expenses increased as a percentage of sales due to lower than anticipated sales in the first three months of the period.

General and Administrative Expenses

General and administrative expenses were $8.0 million and $14.3 million for the three and six month periods ended September 30, 1999 compared to $5.5 million and $10.1 million for the same periods in the prior year. Expressed as a percentage of net sales, general and administrative expenses were 23.0% and 23.7% for the three and six month periods ended September 30, 1999 compared to 18.7% and 18.1% for the same periods in the prior year. The increase in general and administrative expenses was primarily due to a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts, as well as general and administrative expenses of $809,000 and $1.3 million for the three and six month periods ended September 30, 1999 for Internet business expenses initiated this year.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, our Company-owned Thomas Kinkade Stores, other independent dealers and strategic partners, as well as revenue generated from licensing arrangements. Net sales to wholesale customers before intersegment eliminations increased 15.8% to $31.9 million in the September 1999 quarter compared to $27.6 million in the September 1998 quarter. The increase in net sales for this segment was primarily due to increased demand resulting from the discontinuance of the phased release program and the related reduction in edition sizes, the increase in the number of Signature Galleries and the quality of releases introduced during the quarter. Net sales to wholesale customers before intersegment eliminations for the six months ended September 30, 1999 were $54.9 million, up 4.7% from $52.4 million during the same period in the prior year. Sales to Signature Galleries increased 112.7% to $16.4 million in the September 1999 quarter from $7.7 million in September 1998 quarter due to an increase in the number of Signature Galleries to 228 as of September 30, 1999 from 116 as of one year ago.

Operating income for the wholesale segment before intersegment eliminations decreased 13.0% to $7.1 million in the September 1999 quarter compared to $8.2 million in the September 1998 quarter.
Operating margin for the wholesale segment before intersegment eliminations decreased to 22.4% in the September 1999 quarter from 29.8% in the September 1998 quarter. The decrease was primarily due to a decrease in gross margin resulting from excess manufacturing capacity and a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts. Operating income before intersegment eliminations decreased 35.6% to $9.6 million during the six months ended September 30, 1999 compared to $14.9 million in the same period in the prior year.
Operating margin for the wholesale segment before intersegment eliminations for the six months ended September 30, 1999 decreased to 17.5% from 28.5% for the same period in the prior year. The decrease was due primarily to the $1.3 million non-recurring charge, as well as increased advertising and promotional costs and increased infrastructure costs in anticipation of higher sales volumes during the first three months of fiscal 2000.

Retail Segment


Net sales for the retail segment consist of sales by Company-owned Thomas Kinkade Stores and decreased 23.6% to $5.3 million in the September 1999 quarter compared to $6.9 million in the September 1998 quarter. The decrease in net sales was primarily due to the transfer of Thomas Kinkade Stores to Signature Gallery dealers during the September 1999 quarter and declining same store sales with the announcement and conversions of Company-owned stores offset by the opening of new Company-owned stores during fiscal 1999. There were 20 Company-owned galleries as of September 30, 1999 compared to 26 as of September 30, 1998. Eleven galleries were transferred to Signature Gallery dealers during the September 1999 quarter, bringing the total number of Thomas Kinkade Stores transferred to thirteen. We expect to transfer the majority of our Company-owned galleries to Signature Gallery owners by the end of fiscal 2000. Net sales for the retail segment during the six months ended September 30, 1999 decreased 2.0% to $11.6 million from $11.8 million for the same period in the prior year.

Operating losses for the retail segment increased 136.2% to $1.1 million in the September 1999 quarter compared to $486,000 in the September 1998 quarter. Operating losses for the six months ended September 30, 1999 increased 266.3% to $2.1 million from $582,000 for the same period in the prior year. The increase in operating losses is primarily due to increased per store advertising and promotional activities. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers.

Internet Segment

Net sales for the Internet segment for the three and six month periods ended September 30, 1999 were $44,000 and $99,000. There were no
Internet segment operations during the three and six month periods ended

September 30, 1998. Net sales for the Internet segment consist of subscription fees paid by retailers for access to a web-based gift store and gallery management system, named Storefront. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. As of September 30, 1999, net sales of Storefront have been made solely to Signature Galleries. We believe that there will be opportunities to sell Storefront to other galleries and gift stores outside of the existing Thomas Kinkade branded distribution network. In addition, we believe that Storefront may be marketed to other markets outside of fine art, gift and collectibles.

Operating losses for the Internet segment were $922,000 and $1.3 million for the three and six month periods ended September 30, 1999. There were no Internet segment operations during the three and six month periods ended September 30, 1998. Operating expenses of the Internet segment consist primarily of salaries and consulting expenses related to the development of Exclaim's existing and future products.

Interest Income (Expense)

Interest expense was $3,000 for the three months ended September 30, 1999 compared to interest income of $235,000 for the same period in the prior year. Interest income was $7,000 and $366,000 for the six months ended September 30, 1999 and 1998. The decrease in interest income was due to decreased cash balances.

Provision for Income Tax

The provision for income taxes was $1.9 million and $2.1 million for the three and six months ended September 1999, respectively, compared to $2.6 million and $5.0 million for the same periods in the prior year. The effective income tax rate for the three and six months ended September 30, 1999 was 39.5%, compared to 38.2% and 38.1% for the same periods in the prior year.

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

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

- Demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
- Our ability to achieve our expansion plans,
- The timing, mix and number of new product releases,
- The successful implementation of the Signature Gallery program and expansion of distribution generally,
- The sales of Storefront to new customers outside of our existing dealer network and the successful launch and customer acceptance of Exclaim's products generally,
- Our ability to implement strategic business alliances,
- Our ability to hire and train new manufacturing, sales and administrative personnel,
- Continued implementation of manufacturing efficiencies,
- Timing of product deliveries, and
- The incurrence of other operating costs.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds in the first six months of fiscal 2000 has been from its operations. The Company's working capital as of September 30, 1999 was $38.8 million, compared to $41.8 million as of March 31, 1999.

Net cash provided by operations for the first six months of fiscal 2000 was $2.7 million consisting primarily of income from operations adjusted by increases in accounts receivable and inventory. Accounts receivable increased due to increased sales levels as well as higher sales during the last month of the quarter. Inventory increased due to increased distribution and receipt of additional paper lithographs in full edition quantities as partial edition purchasing had not fully taken effect during the quarter. Net cash provided by operations for the first six months of fiscal 1999 was $519,000 consisting primarily of income from continuing operations adjusted by increases in inventory and accounts receivable.

Net cash used in investing activities was $4.2 million for the first six months of fiscal 2000 and primarily related to investment in Internet related technologies and capital expenditures for property and equipment offset by the transfer of thirteen Company-owned stores to Signature Gallery dealers. Net cash used in investing activities was $8.4 million in the first six months of fiscal 1999. The Company anticipates that total capital expenditures in fiscal 2000 will be approximately $10 million, and will relate primarily to Internet business development and continued manufacturing and infrastructure investments.

Net cash used in financing activities was $4.3 million in the first six months of fiscal 2000 compared to $2.2 million in the first six months of fiscal 1999. Cash used in financing activities during the first six months of fiscal 2000 was primarily for financing the sales of thirteen Company-owned galleries and promissory notes received related to the implementation of changes in our credit policies. The notes received due to changes in our credit policies totaled $1.7 million, bear interest of 9.5% and generally have one to two year terms with monthly principal and interest payments. Net cash used in financing activities during the first six months of fiscal 1999 was related primarily to the purchase of shares of the Company's Common Stock under the Company's continuing stock repurchase program.

We have a $10 million secured bank line-of-credit facility. We are currently negotiating a new line-of-credit which will range between $20 million and $30 million based on financial performance and is expected to be completed in the 1999 calendar year. Borrowing capacity under the existing credit facility is based upon eligible accounts receivable and inventory. There were no outstanding borrowings under this credit facility as of September 30, 1999.

We intend to continue funding Exclaim through the remainder of the fiscal year, although we may seek outside capital investments in the future and discontinue our funding, which may result in reducing our ownership interest to a level that would no longer require consolidation in our financial statements.

Our working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that existing borrowing capacity under our lines of credit, together with revenues from operations, will be sufficient to meet our working capital requirements through fiscal 2000. However, there can be no assurance that we will not seek additional capital in the future as a result of expansion or otherwise.


YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products may be coded to accept only two-digit entries in the date code field and as the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, in less than three months, computer systems and/or software products used by many companies will need to be upgraded to comply with such Year 2000 requirements.

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of September 30, 1999. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations (in thousands):

                                                  September 30,
                                                      1999
                                                    ---------
Assets:
  Cash and cash equivalents                         $     569
  Average interest rate                                  2.71%
Liabilities:
  Bank line-of-credit                               $      --
  Interest rate (prime rate plus 0.5%)                   8.50%
  Convertible note payable to related party         $   1,200
  Fixed interest rate                                    8.00%

PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS - Not Applicable

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Media Arts Group, Inc. was convened on
      August 18 1999.

(b) The following directors were elected to hold office until the next annual meeting:
                                                       Votes
      Nominee                         Votes           Withheld

      Kenneth E. Raasch             12,121,974        507,075
      Thomas Kinkade                12,306,572        322,477
      Michael L. Kiley              12,141,454        487,595
      Norman A. Nason               12,131,654        497,395
      W. Michael West               12,186,654        442,395
      Raymond A. Peterson           12,282,175        346,874

(c)   The following matters were voted upon at the meeting:

      The approval of an amendment to the Company's 1998 Stock Incentive Plan which increases the number of shares reserved for issuance under the 1998 Stock Incentive Plan to 1,150,000 shares.
        Votes for - 8,074,030, against - 1,166,622, abstain - 31,670
        Broker nonvote - 3,728,887

      The selection and ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending March 31, 2000.
        Votes for - 12,540,205, against - 65,244, abstain - 23,600
        Broker nonvote - 372,160

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.37 - Amendment to Consulting Agreement between the Company and Mike Kiley, dated as of April 1, 1999

(b)   Exhibit 27 - Financial Data Schedule (EDGAR version only)

(c)   Reports on Form 8-K - none

                          MEDIA ARTS GROUP, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Craig Fleming
                                   --------------------------------------
                                   Craig Fleming
                                   President & Chief Executive Officer


                                   By  /s/ Michael J. Catelani
                                   --------------------------------------
                                   Michael J. Catelani
                                   Vice President of Finance
                                   (Principal Financial Officer)


Date:  November 15, 1999

EXHIBIT INDEX

Exhibit Number


10.37 Amendment to Consulting Agreement between the Company and Mike Kiley, dated as of April 1, 1999

27       Financial Data Schedule