Form 10-Q
period 1999-12-31
MEDIA ARTS GROUP INC
filed 2000-02-15
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,981,859 at December 31, 1999.

This report consists of 20 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX


                                                                            Page
                                                                           ------

Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
     December 31, 1999 and March 31, 1999                                    3

     Condensed Consolidated Statements of Income for the Three
     and Nine Month Periods Ended December 31, 1999 and 1998                 4

     Condensed Consolidated Statements of Cash Flows for
     the Nine Month Periods Ended December 31, 1999 and 1998                 5

     Notes to Condensed Consolidated Financial Statements                    6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

   Item 3:  Quantitative and Qualitative Disclosures

              About Market Risk                                             17

Part II:  Other Information

   Item 1:  Legal Proceedings                                               18

   Item 2:  Changes in Securities                                           18

   Item 3:  Defaults upon Senior Securities                                 18

   Item 4:  Submission of Matters to a Vote of Security Holders             18

   Item 5:  Other Information                                               18

   Item 6:  Exhibits and Reports on Form 8-K                                18

   Signatures                                                               19


                             MEDIA ARTS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)


                                                  December 31,  March 31,
                                                     1999         1999
                                                   ---------    ---------

ASSETS
Current assets:

  Cash and cash equivalents                        $   4,459    $   6,361
  Accounts receivable, net                            29,538       22,354
  Inventories                                         19,431       16,683
  Prepaid expenses and other current assets            6,522        5,346
  Deferred income taxes                                5,319        5,288
                                                   ---------    ---------
    Total current assets                              65,269       56,032
Property and equipment, net                           17,120       10,971
Notes receivable                                       3,567           --
Cash value of life insurance                           1,650          920
Other assets                                             245          223
                                                   ---------    ---------
    Total assets                                   $  87,851    $  68,146
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                 $   7,132    $   4,883
  Commissions payable                                  1,129          981
  Accrued royalties                                    1,235        1,339
  Accrued compensation costs                           2,981        2,274
  Accrued expenses                                     3,033        1,942
  Income taxes payable                                 7,073        2,828
                                                   ---------    ---------
    Total current liabilities                         22,583       14,247
Deferred compensation cost                             1,969          908
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 25,752       16,355
                                                   ---------    ---------
Stockholders' equity:

  Common Stock                                            88           88
  Additional paid-in capital                          37,839       37,367
  Retained earnings                                   28,298       17,976
  Treasury stock                                      (4,126)      (3,640)
                                                   ---------    ---------
    Total stockholders' equity                        62,099       51,791
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $  87,851    $  68,146
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                 Three Months Ended     Nine Months Ended
                                     December 31,          December 31,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Net sales                       $  42,481  $  39,020  $ 102,850  $  94,954
Cost of sales                      15,229     12,872     38,129     31,146

                                ---------  ---------  ---------  ---------
    Gross profit                   27,252     26,148     64,721     63,808
                                ---------  ---------  ---------  ---------
Operating expenses
  Selling and marketing             8,254     10,026     26,057     24,774
  General and administrative        7,288      6,428     21,607     16,548
                                ---------  ---------  ---------  ---------
    Total operating expenses       15,542     16,454     47,664     41,322
                                ---------  ---------  ---------  ---------
Operating income                   11,710      9,694     17,057     22,486
Interest income (expense)             (10)        55         (3)       421
                                ---------  ---------  ---------  ---------
Income before income taxes         11,700      9,749     17,054     22,907
Provision for income taxes          4,619      3,847      6,732      8,861
                                ---------  ---------  ---------  ---------
Net income                      $   7,081  $   5,902  $  10,322  $  14,046
                                =========  =========  =========  =========
Net income per share:

  Basic                         $    0.55  $    0.46  $    0.80  $    1.09
  Diluted                       $    0.54  $    0.44  $    0.79  $    1.02
Shares used in net income per
  share computation:
  Basic                            12,961     12,912     12,939     12,928
  Diluted                          13,021     13,466     13,101     13,813

See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)


                                            Nine Months Ended December 31,
                                                      1999        1998
                                                   ---------   ---------
Cash flows from operating activities:

  Net income                                        $  10,322   $  14,046
  Adjustments to reconcile to net cash
    provided by operating activities:
  Depreciation                                          2,898       1,544
  Amortization of intangibles                               9          19
  Deferred income taxes                                   (31)       (295)
  Provision for returns and allowances                    408       1,588
  Provision for losses on accounts receivable            (316)       (216)
  Changes in assets and liabilities:
    Accounts receivable                                (7,276)     (6,943)
    Receivables from related parties                       (9)        (29)
    Inventories                                        (3,954)     (5,034)
    Prepaid expenses and other assets                     383      (1,750)
    Accounts payable                                    2,249        (161)
    Commissions payable                                   148         642
    Accrued compensation costs                            707        (822)
    Income taxes payable and refundable, net            4,245         460
    Accrued expenses                                     (559)        514
    Accrued royalties                                    (104)        761
    Deferred compensation liability                     1,061          --
                                                    ---------   ---------
Net cash provided by operations                        10,181       4,324
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment              (10,729)     (6,370)
  Disposals of galleries                                4,544          --
  Increase in cash surrender value of life insurance     (730)         --
  Acquisition of gallery, net of cash acquired             --        (321)
                                                    ---------   ---------
Net cash used in investing activities                  (6,915)     (6,691)
                                                    ---------   ---------
Cash flows from financing activities:
  Receipt of notes receivable                          (5,624)         --
  Proceeds from payments of notes receivable              470          --
  Proceeds from issuance of common stock                  472         988
  Purchases of treasury stock                            (486)     (3,245)
                                                    ---------   ---------
Net cash used in financing activities                  (5,168)     (2,257)
                                                    ---------   ---------
Net decrease in cash and cash equivalents              (1,902)     (4,624)
Cash and cash equivalents at beginning of period        6,361      16,401
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   4,459   $  11,777
                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                       MEDIA ARTS GROUP, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc. and Thomas Kinkade Stores, Inc., and Exclaim Technologies, Inc. ("Exclaim"), a majority owned subsidiary. The Company primarily designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade. The Company's primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes. Exclaim is an Internet based applications service provider, developing products for the business-to-business market for the art, gift and home decor industries, as well as business-to-consumer e-commerce for Thomas Kinkade based products.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2000.

NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands):


                                 Three Months Ended     Nine Months Ended
                                     December 31,          December 31,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - basic                   12,961     12,912     12,939     12,928
Incremental shares from assumed
  issuance of stock options            60        554        162        885
                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - diluted                 13,021     13,466     13,101     13,813
                                =========  =========  =========  =========


NOTE 3 - Inventories

Inventories consisted of (in thousands):


                                                 December 31,    March 31,
                                                    1999           1999
                                                  ---------     ---------
Raw materials                                     $   2,808     $   2,579
Work-in-process                                       3,543         1,235
Finished goods                                       13,080        12,869
                                                  ---------     ---------
                                                  $  19,431     $  16,683
                                                  =========     =========

NOTE 4 - Sale of Company-owned stores

During the nine months ended December 31, 1999, Media Arts has sold 21 of its Company-owned stores to Signature Gallery owners. Through these sales, $1.2 million of inventory and $1.7 million of fixed assets were sold. In addition, the Company has received $3.8 million in notes receivable in connection with these sales. The terms on the notes are generally five to seven years and bear interest of 8.5%. The Company has not recognized any gains on the sales of Company-owned stores due to the significant notes receivable that have been taken. The Company will continue to defer the recognition of gains on past and future sales until such time that the sales of all Company-owned stores which the Company intends to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Deferred gains total $1.5 million as of December 31, 1999 and will be recognized approximately in line with payments on outstanding notes.

NOTE 5 - Operating Segments and Geographic Information

Media Arts has three operating segments: wholesale, retail and Internet. The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. The Internet segment consists of the development of vertical business-to-business trade communities that will link buyers and sellers together to create supply chain efficiencies. The first industry applications are intended to be the fine art, gift and collectibles, furniture and home decor industries. The Company believes that these business-to-business Internet products may be scalable and may leverage Exclaim into other highly fragmented industries. The Company intends to continue funding Exclaim for the immediately foreseeable future, although the Company may seek outside capital investments in the future and discontinue its funding, which may result in reducing its ownership interest to a level that would no longer require consolidation in its financial statements. The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment based on its net sales and operating profits or business opportunities for diversification. Information on the Company's reportable segments is as follows (in thousands):


                                Three Months Ended    Nine Months Ended
                                   December 31,          December 31,
                                 1999       1998       1999       1998
                               ---------  ---------  ---------  ---------
Revenues:
  External wholesale           $  38,838  $  29,695  $  87,511  $  73,794
  Intersegment wholesale           2,235      4,549      8,423     12,872
  Retail                           3,630      9,325     15,227     21,160
  Internet                            13         --        112         --
  Eliminations                    (2,235)    (4,549)    (8,423)   (12,872)
                               ---------  ---------  ---------  ---------
Total company                  $  42,481  $  39,020  $ 102,850  $  94,954
                               =========  =========  =========  =========
Operating income (loss):
  Wholesale                    $  15,532  $  10,541  $  25,143  $  25,471
  Retail                            (962)      (310)    (3,094)      (892)
  Internet                        (1,924)        --     (3,252)        --
  Eliminations                      (936)      (537)    (1,740)    (2,093)
                               ---------  ---------  ---------  ---------
Total company                  $  11,710  $   9,694  $  17,057  $  22,486
                               =========  =========  =========  =========
Assets:
  Wholesale                                          $  76,491  $  54,309
  Retail                                                 6,391     14,481
  Internet                                               6,845         --
  Eliminations                                          (1,876)    (4,423)
                                                     ---------  ---------
Total company                                        $  87,851  $  64,367
                                                     =========  =========
Depreciation:
  Wholesale                    $     626  $     483  $   1,832  $   1,277
  Retail                             258        112        938        267
  Internet                           101         --        128         --
                               ---------  ---------  ---------  ---------
Total company                  $     985  $     595  $   2,898  $   1,544
                               =========  =========  =========  =========
Capital expenditures:
  Wholesale                    $   1,152  $   1,143  $   4,045  $   3,899
  Retail                              --      1,022         72      2,471
  Internet                         3,262         --      6,612         --
                               ---------  ---------  ---------  ---------
Total company                  $   4,414  $   2,165  $  10,729  $   6,370
                               =========  =========  =========  =========

Media Arts currently does not sell to geographic regions outside the United States, Canada and the UK. Currently sales to Canada and the UK are immaterial. During the three and nine month periods ended December 31, 1999 and 1998 no customer accounted for greater than 10% of net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 1999 which contains the audited financial statements and notes thereto for the years ended March 31, 1999, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended December 31, 1999 were $42.5 million, an 8.9% increase compared to the $39.0 million reported for the quarter ended December 31, 1998. The increase in net sales was primarily attributable to the increase in the number of Signature Galleries. Net sales for the nine months ended December 31, 1999 were $102.9 million, up 8.3% from $95.0 million during the nine months ended December 31, 1998 primarily attributable to the increase in the number of Signature Galleries offset by a sales decrease during the first quarter of fiscal 2000.

Gross Profit

Gross profit increased by $1.1 million, or 4.2%, to $27.3 million for the quarter ended December 31, 1999 compared to $26.1 million for the quarter ended December 31, 1998. Gross profit was $64.7 million for the nine months ended December 31, 1999 compared to $63.8 million in the prior year. Consolidated gross margin was 64.2% and 62.9% for the three and nine month periods ended December 31, 1999 compared to 67.0% and 67.2% for the same periods in the prior year. The increase in gross profit in absolute terms was due primarily to increased sales levels. The softening in gross margin was primarily a result of the planned loss of retail margin for 21 Thomas Kinkade Stores sold to Signature Gallery dealers during the nine months ended December 31, 1999.

Selling and Marketing Expenses

Selling and marketing expenses were $8.3 million and $26.1 million for the three and nine month periods ended December 31, 1999 compared to $10.0 million and $24.8 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses were 19.4% and 25.3% for the three and nine month periods ended December 31 ,1999 compared to 25.7% and 26.1% for the same periods in the prior year. Selling and marketing expenses decreased in absolute terms for the quarter primarily due to lower sales compensation resulting from the transfer of Company-owned stores as well as lower promotional expenses. Selling and marketing expenses increased in absolute terms for the nine months ended December 31, 1999 primarily due to increased advertising expenses. As a percentage of sales, selling and marketing expenses decreased for the quarter and the nine month period due to increased sales compared to the prior periods.

General and Administrative Expenses

General and administrative expenses were $7.3 million and $21.6 million for the three and nine month periods ended December 31, 1999 compared to $6.4 million and $16.5 million for the same periods in the prior year. Expressed as a percentage of net sales, general and administrative expenses were 17.2% and 21.0% for the three and nine month periods ended December 31, 1999 compared to 16.5% and 17.4% for the same periods in the prior year. The increase in general and administrative expenses for the quarter was primarily due to $1.8 million for Internet business expenses initiated this year, partially offset by cost reductions resulting from the transfer of Company-owned stores. The increase in general and administrative expenses for the nine months ended December 31, 1999 was primarily due to $3.0 million for Internet business expenses initiated this year as well as a non-recurring charge during the September quarter of $1.3 million for severance payments related to cost reductions and certain settlement payments under key management contracts.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, our Company-owned Thomas Kinkade Stores, other independent dealers and strategic partners, as well as revenue generated from licensing arrangements. Net sales to wholesale customers before intersegment eliminations increased 19.9% to $41.1 million in the December 1999 quarter compared to $34.2 million in the December 1998 quarter. The increase in net sales for this segment was primarily due to the increase in the number of Signature Galleries open during the quarter. Net sales to wholesale customers before intersegment eliminations for the nine months ended December 31, 1999 were $95.9 million, up 10.7% from $86.7 million during the same period in the prior year. Sales to Signature Galleries increased 59.0% to $21.3 million in the December 1999 quarter from $13.4 million in December 1998 quarter due to an increase in the number of Signature Galleries to 282 as of December 31, 1999 from 157 as of one year ago.

Operating income for the wholesale segment before intersegment eliminations increased 47.3% to $15.5 million in the December 1999 quarter compared to $10.5 million in the December 1998 quarter. Operating margin for the wholesale segment before intersegment eliminations increased to 37.8% in the December 1999 quarter from 30.8% in the December 1998 quarter. The increase was primarily due to increased sales compared to the prior period. Operating income before intersegment eliminations decreased 1.3% to $25.1 million during the nine months ended December 31, 1999 compared to $25.5 million in the same period in the prior year. Operating margin for the wholesale segment before intersegment eliminations for the nine months ended December 31, 1999 decreased to 26.2% from 29.4% for the same period in the prior year. The decrease was due primarily to a $1.3 million non-recurring charge during the September quarter for severance payments related to cost reductions and certain settlement payments under key management contracts.

Retail Segment

Net sales for the retail segment, consisting of sales by Company-owned Thomas Kinkade Stores, decreased 61.1% to $3.6 million in the December 1999 quarter compared to $9.3 million in the December 1998 quarter. The decrease in net sales was due directly to the transfer of Thomas Kinkade Stores to Signature Gallery dealers and declining same store sales due to the announcement and conversions of Company-owned stores offset by the opening of new Company-owned stores during fiscal 1999. There were 12 Company-owned stores as of December 31, 1999 compared to 30 as of December 31, 1998. Eight stores were transferred to Signature Gallery dealers during the December 1999 quarter, bringing the total number of Thomas Kinkade Stores transferred to 21. As planned, we expected to transfer the majority of our Company-owned stores to Signature Gallery owners by the end of fiscal 2000. Net sales for the retail segment during the nine months ended December 31, 1999 decreased 28.0% to $15.2 million from $21.2 million for the same period in the prior year.

Operating losses for the retail segment increased 210.3% to $962,000 in the December 1999 quarter compared to $310,000 in the December 1998 quarter. Operating losses for the nine months ended December 31, 1999 increased 246.9% to $3.1 million from $892,000 for the same period in the prior year. The increase in operating losses was primarily due to the sale of more profitable stores, decreased sales and increased per store advertising and promotional activities. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers.

Internet Segment

Net sales for the Internet segment for the three and nine month periods ended December 31, 1999 were $13,000 and $112,000. There were no Internet segment operations during the three and nine month periods ended December 31, 1998. Net sales for the Internet segment consist of subscription fees paid by retailers for access to a web-based gift store and gallery management system, named Storefront. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. As of December 31, 1999, net sales of Storefront have been made solely to Signature Galleries. We believe that there will be opportunities to sell Storefront to other galleries and gift stores outside of the existing Thomas Kinkade branded distribution network. In addition, we believe that Storefront may be marketed to other markets outside of fine art, gift and collectibles.

Operating losses for the Internet segment were $1.9 million and $3.3 million for the three and nine month periods ended December 31, 1999. There were no Internet segment operations during the three and nine month periods ended December 31, 1998. Operating expenses of the Internet segment consist primarily of salaries and consulting expenses related to the development of Exclaim's existing and future products.

Interest Income (Expense)

Interest expense was $10,000 and $3,000 for the three and nine month periods ended December 31, 1999. Interest income was $55,000 and $421,000 for the three and nine months ended December 31, 1998. The decrease in interest income was due to decreased cash balances.

Provision for Income Tax

The provision for income taxes was $4.6 million and $6.7 million for the three and nine month periods ended December 31, 1999 compared to $3.8 million and $8.9 million for the same periods in the prior year. The effective income tax rate for the three and nine month periods ended December 31, 1999 was 39.5%, compared to 39.5% and 38.7% for the same periods in the prior year.

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

- The successful implementation of the Signature Gallery program and expansion of distribution generally,
- The increased operating expenses of Exclaim as it pursues expansion of its business-to-business initiatives,
- The reduction in our ownership of Exclaim in the likely event of obtaining outside capital,
- The successful entrance into new distribution channels such as our e-commerce web site, launched subsequent to December 31, 1999,
- The sales of Storefront to new customers outside of our existing dealer network and the successful launch and customer acceptance of Exclaim's products generally,
- Our ability to implement strategic business alliances,
- Our ability to hire and train new manufacturing, sales and administrative personnel,
- Continued implementation of manufacturing efficiencies,
- Timing of product deliveries, and
- The incurrence of other operating costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds in the first nine months of fiscal 2000 has been from our operations. Our working capital as of December 31, 1999 was $42.7 million, compared to $41.8 million as of March 31, 1999.

Net cash provided by operations for the first nine months of fiscal 2000 was $10.2 million consisting primarily of income from operations adjusted by increases in accounts receivable, inventory and income taxes payable. Accounts receivable increased due to increased sales levels as well as higher sales during the last month of the quarter. Inventory increased due to increased distribution and the purchase of full edition sizes of most of the new releases in the past year. Recently, we have begun purchasing less than full editions of new releases and we have seen inventory remain relatively constant in contrast to sequential sales increases over the previous two quarters. However, should we diversify or expand our product offerings in the future, increases in inventory could occur. Income taxes payable increased due to increased income. Net cash provided by operations for the first nine months of fiscal 1999 was $4.3 million consisting primarily of income from operations adjusted by increases in accounts receivable and inventory.

Net cash used in investing activities was $6.9 million for the first nine months of fiscal 2000 and primarily related to investment in Internet related technologies and capital expenditures for property and equipment offset by the transfer of 21 Company-owned stores to Signature Gallery dealers. Net cash used in investing activities was $6.7 million in the first nine months of fiscal 1999. The Company anticipates that total capital expenditures in fiscal 2000 will be approximately $14 million, and will relate primarily to Internet business development and continued manufacturing and infrastructure investments.

Net cash used in financing activities was $5.2 million in the first nine months of fiscal 2000 compared to $2.3 million in the first nine months of fiscal 1999. Cash used in financing activities during the first nine months of fiscal 2000 was primarily for financing the sales of 21 Company-owned stores and promissory notes received during the September 1999 quarter related to the implementation of changes in our credit policies. Net cash used in financing activities during the first nine months of fiscal 1999 was related primarily to the purchase of shares of our Common Stock under our continuing stock repurchase program. In the current fiscal year, we have not made any stock repurchases since the June 1999 quarter.

We have a $20 million secured bank line-of-credit facility that may be increased to $30 million if our rolling four quarter consolidated earnings before interest, taxes, depreciation and amortization exceeds $30 million for two consecutive quarters. The line-of-credit bears interest at either the bank's current reference rate or the effective LIBOR rate plus 1.5%. There were no outstanding borrowings under this credit facility as of December 31, 1999.

We intend to continue funding Exclaim for the immediately foreseeable future, although we may seek outside capital investments in the future and discontinue our funding, which may result in reducing our ownership interest to a level that would no longer require consolidation in our financial statements.

We intend to relocate our offices and manufacturing facilities to built to order facilities to be constructed in Morgan Hill, California (approximately 20 miles south of our present location) during the March quarter of fiscal
2001 and the June quarter of fiscal 2002.   While this move may cause a
slight disruption to our operations, we are timing it to occur during our slowest time of the year. In connection with the move, we will incur certain one-time costs during the March quarter of fiscal 2001 and the June quarter of fiscal 2002. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing our monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating our operations into a single campus versus our current operations that are spread out in several areas of a commercial office park and 3) providing capacity for future growth in our operations.

Our working capital requirements in the foreseeable future will change depending on the rate of our expansion, our operating results and any other adjustments in our operating plan as needed in response to competition, acquisition opportunities or unexpected events. We believe that existing borrowing capacity under our line-of-credit, together with revenues from operations, will be sufficient to meet our working capital requirements throughout fiscal 2000. However, there can be no assurance that we will not seek additional capital in the future as a result of expansion or otherwise.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products may be coded to accept only two-digit entries in the date code field and now that the Year 2000 has commenced, these code fields need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20." As a result, computer systems and/or software products used by many companies have been upgraded to comply with such Year 2000 requirements.

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

As part of the remediation process, in fiscal 1999 we upgraded our main IT system and related JD Edwards software, IBM AS400 and PC-based network to be Year 2000 compliant. The total cost for ensuring Year 2000 compliance was not material to our financial position. The total cost of the Year 2000 Project was approximately $1 million, including upgrades for the JD Edwards software, the IBM AS400 and the PC-based network. To date, no significant Year 2000 problems have occurred, and we believe that with the current modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational issues for our operations in the future. However, we cannot accurately predict a "worst case scenario" with regard to our Year 2000 issues.

We understand we may encounter difficulties interfacing or interconnecting with third party systems, whether or not those systems claim to be "compliant," and therefore have completed an inventory and risk assessment of our outside vendors and have identified those key vendors that represent a significant risk. Part of our preparation included preparing contingency plans in the event of non-compliance by those vendors. Overall, we believe Year 2000 risks with key vendors and suppliers are low because many are small manufacturers with relatively simple business systems, however, we cannot guarantee that the systems of those vendors and suppliers, or other companies on which we rely, will be Year 2000 compliant. Failure by another company to convert their systems to be Year 2000 compliant could require us to incur unanticipated expenses to remedy problems, which could have a material adverse effect on our business, operating results and financial condition. To date, none of our key vendors have had significant Year 2000 problems which have impacted our operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of December 31, 1999. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations (in thousands):


                                                  December 31,  March 31,
                                                      1999        1999
                                                   ----------  ----------
Assets:

  Cash and cash equivalents                        $    4,459  $    6,361
  Average interest rate                                  0.36%       4.20%
Liabilities:
  Bank line-of-credit                              $       --  $       --
  Interest rate (bank reference rate)                    8.50%       8.25%
  Convertible note payable to related party        $    1,200  $    1,200
  Fixed interest rate                                    8.00%       8.00%

PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS - Not Applicable

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.38 - Business Loan Agreement between Bank of America and the Company, dated October 27, 1999 and First Amendment to Loan Agreement dated October 27, 1999.

(b) Exhibit 10.39 - Lease Agreement between TBI-Madrone I, LLC and the Company, dated December 20, 1999.

(c) Exhibit 10.40 - Lease Agreement between TBI-Mission West, LLC and the Company, dated December 20, 1999.

(d) Exhibit 10.41 - Lease Agreement between TBI-Mission West, LLC and the Company, dated December 20, 1999.

(e)   Exhibit 27 - Financial Data Schedule (EDGAR version only)

(f)   Reports on Form 8-K - none

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

                                   MEDIA ARTS GROUP, INC.
                                  (Registrant)

                                   By  /s/ Craig Fleming
                                   --------------------------------------
                                   Craig Fleming
                                   President & Chief Executive Officer

                                   By  /s/ Michael J. Catelani
                                   --------------------------------------
                                   Michael J. Catelani
                                   Vice President of Finance
                                   (Principal Accounting Officer)

Date:  February 14, 2000

EXHIBIT INDEX

Exhibit
Number

10.38 Business Loan Agreement between Bank of America and the Company, dated October 27, 1999 and First Amendment to Loan Agreement dated October 27, 1999.

10.39 Lease Agreement between TBI-Madrone I, LLC and the Company, dated December 20, 1999.

10.40 Lease Agreement between TBI-Mission West, LLC and the Company, dated December 20, 1999.

10.41 Lease Agreement between TBI-Mission West, LLC and the Company, dated December 20, 1999.

27       Financial Data Schedule