Form 10-K
period 2000-03-31
MEDIA ARTS GROUP INC
filed 2000-06-29
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 31, 2000, as reported on the New York Stock Exchange was approximately $24,513,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 2000, was 13,140,546.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.


        THIS FORM CONTAINS 46 PAGES. THE INDEX TO EXHIBITS IS ON PAGE 44.

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

ITEM 1.           BUSINESS

OVERVIEW

         Media Arts Group, Inc. is a leading designer, manufacturer, marketer and branded retailer of art-based home decorative accessories, collectibles and gift products based primarily upon the works of the artist Thomas Kinkade, Painter of Light(R). Our primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes. We believe the Thomas Kinkade lifestyle brand appeals to a wide range of consumers because its message celebrates home, family, nature and traditions and its products help to create positive environments in which to live and work. We strive to reach a broad consumer base by offering products at a variety of price points, controlling distribution through our branded distribution channel of independently owned and operated Thomas Kinkade Signature Galleries(TM) and Showcase Galleries. We have also developed strategic marketing relationships with companies such as Hallmark Cards, Inc., Avon Products, Inc. and QVC Inc. Our products generally sell at retail price points ranging from $50 for small gift prints to between $150 and $10,000 for paper and canvas lithographs. We distribute Thomas Kinkade products through an extensive distribution network which as of March 31, 2000 included 297 Signature Galleries, seven company-owned retail Thomas Kinkade Stores and approximately 4,000 other independent gift and collectible retailers as well as through our strategic relationships. We believe that this broad distribution network has allowed us to develop Thomas Kinkade into a leading art-based brand. In April of 1999, we decided to stop opening new company-owned Thomas Kinkade Stores in order to focus on development of our branded distribution through independent dealers. During fiscal 2000 we transferred ownership of 26 company-owned Thomas Kinkade Stores to existing and new Signature Gallery dealers. We expect the majority of our seven remaining company-owned stores to be transferred to independent owners by the end of fiscal 2001. We believe that this extensive distribution network, and our abilities to develop such, will be a significant factor in the successful development of new art-based brands based on the works of new artists who we plan to publish. During fiscal 2000 we entered into a five year, renewable publishing and licensing agreement with Howard Behrens, a well known contemporary expressionist artist. In addition, subsequent to March 31, 2000, we entered into a five year, renewable publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom. We will begin selling framed canvas and paper reproductions of Mr. Behrens' and Mr. Bull's works during fiscal 2001. We intend to aggressively pursue publishing and licensing agreements and other strategic relationships with other artists and visual content owners in order to become the pre-eminent visual content management company within the art, gift, collectibles and home decor industries.


INDUSTRY OVERVIEW

         The home decorative accessories and collectibles market is a multi-billion dollar industry which includes products such as artwork, vases, trays, mugs, picture frames, ornaments and other home furnishings sold by specialty stores, art and gift galleries, department stores and catalog retailers. This market is expected to grow 33% from $6.9 billion in 1996 to $9.2 billion by the year 2001, according to a January 1997 report on the U.S. giftware market by Packaged Facts, a consumer research organization. We believe that key drivers of this growth may include an increase in the homeowner population and an accompanying trend towards enhancing the home environment, or "nesting." According to the U.S. Census Bureau, while the population of homeowners is expected to increase by 4.4 million from 1997 to 2001, the population of homeowners ages 35-64 is expected to grow 4.8 million from 55.4 million in 1997 to 60.2 million by the year 2001. Typically, homeowners have a greater sense of permanency and are more interested in purchasing household goods and decorating than those who view their living arrangements as temporary. The Packaged Facts report also notes that collectibles, which generally focus on positive themes with sentimental appeal, are growing in popularity both as an investment and as a way of creating a warm living environment. Consumers tend to purchase more decorative accessories, collectibles and other giftware from specialty stores. The Packaged Facts report states that in 1997, specialty stores accounted for 65% of retail sales for the overall giftware market, with department stores and mass merchants accounting for only 25% of such sales. We believe that the increased demand for decorative and collectible products and the preference of consumers to purchase giftware through specialty retail stores present a significant business opportunity.

BUSINESS STRATEGY

         Our goal is to consolidate our position as the pre-eminent visual content management company within the art, gift, collectibles and home decor industries. The first step in achieving this goal has been to develop Thomas Kinkade into a leading art-based brand with widespread consumer appeal. To develop the brand, we have been executing the following strategies:

         PROVIDE A WIDE ARRAY OF BRANDED ART-BASED HOME ACCESSORIES. We seek to increase awareness of the Thomas Kinkade brand and lifestyle message by creating products that appeal to a broad range of consumers. Our Thomas Kinkade images are released first in our higher margin limited edition lithographs and are the foundation of our product lines. By leveraging these new images and our existing library of over 200 Thomas Kinkade images into a wide array of art-based home accessories with accessible price points, we intend to reach a broad consumer base and to build brand awareness.

         PROVIDE HIGH QUALITY PRODUCTS. We believe that manufacturing high quality products is essential to enhancing brand image. While we expect demand for these products to increase, we remain committed to providing high quality products. Accordingly, we plan to continue to improve quality control, increase capacity and shorten production time by reengineering certain of our manufacturing processes.

         EXPAND CONTROLLED DISTRIBUTION THROUGH DEDICATED STORES AND GALLERIES. We seek to enhance the Thomas Kinkade brand by developing a network of independently owned, licensed Signature Galleries, which exclusively sell Thomas Kinkade products. We grant Signature Gallery owners limited use of the Thomas Kinkade name. This controlled distribution strategy enables us to have our products presented in environments designed to showcase the Thomas Kinkade brand and convey the Thomas Kinkade lifestyle message. Furthermore, most Signature Gallery owners have completed a sales, marketing and management program at Thomas Kinkade University, our training facility. Signature Galleries must maintain minimum purchases of $100,000 annually. In fiscal 2000, sales to company-owned stores and Signature Galleries accounted for approximately 60.3% of net sales compared to 53.7% in fiscal 1999. We intend to continue to expand the network of Thomas Kinkade Signature Galleries in the United States and abroad, and we intend to continue to look for opportunities to transfer company-owned stores to Signature Gallery owners.

         EXPAND DEALER NETWORK AND PROMOTE EXISTING DEALERS. We seek to increase sales and build brand awareness by continuing to expand our dealer network and promoting existing dealers to higher incentive and commitment levels. We currently distribute our products through approximately 4,000 independent dealers organized into four dealer levels with minimum purchase requirements ranging from a $500 minimum initial purchase requirement to a $30,000 minimum annual purchase requirement. As dealers upgrade to higher levels, they receive increasing benefits such as access to a wider range of our products.

         FOCUS ON RETAIL. We remain committed to providing support to our dealers in order to assist them in maximizing retail sales through their stores. Our decision to stop opening new company-owned stores has allowed us to use our resources more efficiently by focussing on dealer support services, particularly for our Signature and Showcase dealers. During fiscal 2001 we expect to provide additional training, marketing and promotional services to our branded dealers in order to promote retail sales of our products.

         DEVELOP STRATEGIC BUSINESS RELATIONSHIPS AND LICENSING AGREEMENTS TO EXPAND PRODUCT LINES AND AUDIENCE REACH. We intend to continue to develop strategic business relationships and licensing agreements with leading consumer marketing companies in order to build brand awareness and generate additional sales and to leverage the expertise of these companies in sales and marketing, manufacturing and distribution. Our current strategic business relationships and licensing agreements include, among others, Hallmark for stationery items, ornaments and other gift products; Avon for gift products; QVC for paper lithographs and other gift products; La-Z-Boy and Kincaid Furniture for furniture; The Bradford Exchange for collectibles and other gift products; Amcal for calendars and stationery items; and Warner Books for books.

         DEVELOP AN INTERNET PRESENCE. In fiscal 2000 we introduced an e-commerce web-site, thomaskinkade.com, to support and contribute to the growth of our retail distribution channel. We believe our innovative web-site enables consumers to select and purchase Thomas Kinkade branded products on-line, while encouraging actual store visits through customer incentives that promote new continuing relationships with the stores. In addition, during fiscal 2001 we desire to implement an extranet system that will be exclusively designed for independent dealers to enhance communication by providing on-line order entry and order status review, retail support services, training, e-mail correspondence and an on-line exchange and auction for art prints.

         The next step in achieving our goal to become the pre-eminent visual content management company within the art, gift, collectibles and home decor industries is to develop publishing and licensing agreements and other strategic relationships with other artists and visual content owners and to pursue strategies similar to those utilized in developing the Thomas Kinkade brand. In addition, we will explore opportunities to expand distribution worldwide. During fiscal 2000 we entered into a five year, renewable publishing and licensing agreement with Howard Behrens, a well known contemporary expressionist artist. In addition, subsequent to March 31, 2000, we entered into a five year, renewable publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom. We will begin selling framed canvas and paper reproductions of Mr. Behrens' and Mr. Bull's works during fiscal 2001 through many of our independent dealers. Howard Behrens' and Simon Bull's works will not be distributed through Thomas Kinkade Signature Galleries, since those galleries are designed to exclusively promote the works of Thomas Kinkade. As we gain consumer acceptance of the Howard Behrens and Simon Bull brands, we may develop an exclusive retail format to promote their works.

PRODUCTS

         Our current products include collectible framed canvas and paper lithographs, books, stationery items and other home accessories and gift products that feature Mr. Kinkade's unique use of light and his peaceful, warm and inspiring themes. Mr. Kinkade's subjects often include gardens, cityscapes, cottages, lighthouses and country villages. The following paragraphs describe our product categories, product strategy and creative process.

         PRODUCT CATEGORIES. Our products are categorized generally as limited editions or open editions. Limited editions are high quality canvas and paper lithographs produced in limited quantities, each of which is accompanied by a certificate of authenticity stating the size of the edition. Open editions are products that may be produced in greater quantities and sold indefinitely. In fiscal 2000, limited editions and open editions represented 66.0% and 29.4% of our net sales, respectively.

         The limited edition product line currently consists of canvas and paper lithographs. Canvas lithographs are paper prints transferred to canvas and hand-highlighted to have the appearance of original oil paintings. Our paper lithographs are high quality lithographs reproduced on acid-free paper. Both canvas and paper lithographs feature Thomas Kinkade's signature, applied in DNA-infused ink through a double authentication signing process. We market our limited edition canvas lithographs in ten sub-editions and our paper lithographs in eight sub-editions with various edition sizes and attributes to provide levels of collectibility at multiple price points. When determining edition sizes, we seek to balance anticipated market demand and the desire to maintain collectibility. In order to enable dealers to meet the ever increasing demand for Thomas Kinkade limited edition products, we introduced multi-size releases in fiscal 1998 and multi-phased releases in fiscal 1999. Multi-size releases allow collectors the opportunity to select an image from several available image sizes to best accommodate their size and price needs. Multi-phased releases were canceled during fiscal 2000 due to the negative market response to the significant increase in total edition sizes.

         Our open edition products include gift prints, gift products and home accessories based on popular Thomas Kinkade images. Gift prints are smaller versions of previously released images, reproduced in a number of formats with varying sizes and attributes. Our current gift and home accessory products include books, ceramic mugs, mini-prints on easels, magnets, small framed inspirational prints, decorative tins, gift baskets, photograph frames and stationery items.

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

         - CREATE COLLECTIBILITY THROUGH PRODUCT SERIES. We seek to promote collectibility and successive purchases by consumers by introducing many of our products in series rather than as single offerings. Most of Mr. Kinkade's works are marketed as part of a series, such as the series of cabin and wilderness scenes entitled "End of A Perfect Day." We have found that releasing new images in series has allowed us to generate pre-release orders from retailers anticipating collector demand.

         - LEVERAGE THOMAS KINKADE IMAGES INTO A BROAD ARRAY OF PRODUCTS. We leverage our library of Thomas Kinkade images, particularly our most successful limited edition releases, into a wide array of home accessories and gift products. Through this strategy, we seek to reach a broad consumer base, to build brand awareness and to increase demand for Thomas Kinkade products.

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

         CREATIVE PROCESS. Our products have been based on the artwork of Thomas Kinkade, who has won multiple awards from The National Association of Limited Edition Dealers, including Artist of the Year and Graphic Artist of the Year. Mr. Kinkade paints in his Northern California studio and on location while traveling. Mr. Kinkade is known for his unique use of light and the manner in which his paintings reflect changes in the intensity of the ambient lighting. Under the terms of our license agreement with Thomas Kinkade dated December 3, 1997, Mr. Kinkade will provide 150 paintings to us during the 15 year period commencing December 3, 1997, with at least 10 paintings to be delivered during each of the first five years. We also have perpetual and exclusive rights to produce and sell additional products based on a previously existing library of over 170 Thomas Kinkade images. In particular, we have the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use the name and likeness of Mr. Kinkade in promoting the sale of our products and development of any brand name associated with Mr. Kinkade. See "License with Thomas Kinkade." We have an active product development department that works with Mr. Kinkade, dealers of our products, our in-house sales force and strategic business partners to create new products. We seek to gauge demand for proposed new products by pre-marketing prior to product introductions. We are dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as we expand our distribution would have a material adverse effect on our business and results of operations. In order to mitigate the potential decline in customer demand for products based upon the artwork of Thomas Kinkade, and as part of our goal to become the pre-eminent visual content management company within the art, gift, collectibles and home decor industries, we are aggressively pursuing publishing and licensing agreements and other strategic relationships with other artists and visual content owners, as demonstrated by the recent signings of Howard Behrens and Simon Bull.

DISTRIBUTION

         We currently distribute our products through independent Thomas Kinkade Signature Galleries, company-owned Thomas Kinkade Stores, a network of other independent dealers consisting of gift and collectible retailers and strategic relationships with Hallmark, Avon and QVC among others. We seek to strengthen the Thomas Kinkade brand and increase sales by expanding our network of Thomas Kinkade Signature Galleries, promoting independent dealers to higher incentive and commitment levels and expanding distribution through strategic business relationships.

         THOMAS KINKADE SIGNATURE GALLERIES AND THOMAS KINKADE STORES. Independently owned, licensed Thomas Kinkade Signature Galleries and company-owned Thomas Kinkade Stores provide warm and inviting environments that convey Thomas

Kinkade's lifestyle message and display Thomas Kinkade lithographs and other products as they might appear in a customer's home. In 1996, we initiated the Signature Gallery program in order to develop a network of stores owned and operated by individual entrepreneurs that exclusively sell Thomas Kinkade products. We believe that the Signature Gallery program enables us to benefit from the regional knowledge of local Signature Gallery owners, strengthen the Thomas Kinkade brand and broaden our distribution network, all without significant investment by us. As of March 31, 2000, 297 Signature Galleries were in operation. Sales to Signature Galleries were approximately $66.3 million in fiscal 2000. We intend to expand the Signature Gallery program aggressively and have identified target areas within our United States sales districts, as well as internationally, for potential placement of Signature Galleries. We identify new Signature Gallery owners through referrals generated by our in-house sales force, direct inquiries and referrals from existing dealers and Signature Gallery owners. We currently plan to add approximately 100 additional Signature Galleries in fiscal 2001.

         Potential Signature Gallery owners must submit a comprehensive business plan and satisfy certain financial criteria including minimum start-up capital and net worth requirements in order to qualify for the Signature Gallery program. Signature Gallery owners agree to, among other things, purchase at least $100,000 of our products annually, maintain a minimum inventory of $25,000 per location and display a broad collection of Thomas Kinkade images. Signature Gallery owners have the opportunity to attend comprehensive training programs at Thomas Kinkade University. We grant Signature Gallery owners limited use of the Thomas Kinkade name. Signature Galleries also receive automatic shipment of each new limited edition release and have rights to purchase certain exclusive limited edition inventory. In addition, Signature Galleries have the opportunity to participate in exclusive promotional events. There can be no assurance that we will be able to identify suitable owners for the planned Signature Galleries expansion or that such owners will become effective distributors for our products, but through the qualification and selection process, we attempt to choose dealers with the highest probability of long term success.

         OTHER INDEPENDENT DEALERS. Our products currently are sold to over 4,000 independent dealers, including independent gift retailers, collectible retailers, art galleries and frame stores located principally in the United States and, to a lesser extent, in Canada. We have organized these dealers into four levels designed to encourage dealers to increase purchase commitments by offering increased benefits such as access to a wider range of our products, automatic shipments of new product releases and other benefits not available to lower level dealers. Dealer levels range from Open Edition Accounts, which are authorized to purchase only open edition products and for which only a $500 initial purchase is required, to Showcase Dealers, which are stores-within-stores committed to purchase a minimum of $30,000 annually in limited edition canvas and paper products. By promoting lower level dealers to higher incentive and commitment levels, we believe we can strengthen our dealer network, increase sales and build brand awareness by leveraging productive dealers. We also have been able to identify potential Signature Gallery owners through our dealer programs. As of March 31, 2000, there were approximately 420 Showcase Dealers, 340 Premier Dealers, 1,200 Certified Dealers and 2,400 Open Edition Accounts.

         The substantial majority of our product distribution, as well as interaction with the end consumer, is conducted by independent dealers, including Signature Gallery owners, whose stores may bear the Thomas Kinkade name. We have entered into formal licensing agreements with Signature Gallery owners granting them limited rights to use the Thomas Kinkade name. Failure to achieve the planned expansion of distribution through Thomas Kinkade Signature Galleries and other independent dealers or to do so on a profitable basis could have a material adverse effect on our business and results of operations. In addition, the failure of these dealers to properly represent our products could damage our reputation or the reputation of Thomas Kinkade and adversely affect our ability to build the Thomas Kinkade brand.

STRATEGIC BUSINESS RELATIONSHIPS

         We have entered into agreements with leading consumer marketing companies to build brand awareness, to generate additional sales by reaching a larger audience of consumers and to leverage the expertise of these companies in sales and marketing, manufacturing and distribution. For example, the Thomas Kinkade brand has received substantial publicity under a strategic licensing agreement with La-Z-Boy, Inc. and its subsidiary Kincaid Furniture, as well as through the bestselling book written by Thomas Kinkade and published by Warner Books entitled LIGHTPOSTS FOR LIVING. We also sell Thomas Kinkade brand products through direct marketing on QVC and through direct mail catalogs, such as Avon. Our paper lithographs, open edition gift prints and other home accessory and gift products were featured on domestic QVC shows totaling 21 hours and generating sales of $14.1 million at retail in fiscal 2000. In addition, during fiscal 2000 our products were featured for the first time on QVC-U.K. totaling three hours and generating sales of $200,000 at retail. We intend to continue to develop strategic business relationships with leading consumer marketing companies in the United States and abroad.

SALES AND MARKETING

         Our sales and marketing efforts include an in-house sales force that sells to and services wholesale accounts, training programs for in-house and retail sales personnel and Signature Gallery owners through Thomas Kinkade University, marketing and promotional programs and a consumer-oriented Thomas Kinkade Collectors' Society, each of which is described below.


         IN-HOUSE SALES FORCE. As of March 31, 2000 our sales force consisted of a Vice President supported by four Regional Sales Directors, a Director of Sales Operations, 25 District Sales Managers and three key account managers. The sales force is generally compensated on a salary plus commission basis. Many of these sales personnel are experienced in both the gift and collectibles and direct sales industries. District Sales Managers call on Signature Galleries, independent dealers and other potential dealers. Certain of our in-house sales personnel support the Signature Gallery program through review and approval of applications and ongoing on-site and telephone support to Signature Gallery owners.

         TRAINING. We conduct training programs for in-house sales personnel, retail consultants and other employees, as well as Signature Gallery owners, at Thomas Kinkade University, a training facility located in Monterey, California. Thomas Kinkade University consists of a week-long training program that emphasizes product knowledge and selling techniques, marketing, accounting, inventory management and administration. All District Sales Managers and company-owned store managers attend training sessions at Thomas Kinkade University and participate in quarterly regional and national sales meetings.

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

         THOMAS KINKADE COLLECTORS' SOCIETY. We sponsor and operate a collectors club for consumers of Thomas Kinkade products. As of March 31, 2000, the Thomas Kinkade Collectors Society had approximately 27,000 members. Members pay an annual membership fee of $45 and receive quarterly newsletters that keep them informed about Mr. Kinkade's artwork, including upcoming releases and events. Members also have the opportunity to purchase "members only" product offerings.

MANUFACTURING AND PRODUCTION

         We manufacture canvas lithographs and assemble, warehouse and ship lithograph products from our production facility in San Jose, California. Most of our three-dimensional products and gift items, as well as paper lithographs, are manufactured by third parties under manufacturing or licensing arrangements.

         Our proprietary manufacturing process for a canvas lithograph begins with an original painting. An independent photographer photographs the painting and produces a transparency. The transparency then goes to a digitizing facility for the creation of a color separation. The color separation is reviewed and approved by the artist, who works with an independent printer and our artistic team to develop a paper lithograph that best represents the original painting. The paper lithographs are then printed and sent to our warehouse facilities, where they are sent through a double authentication signing process, inspected, transferred to canvas and hand-highlighted. The manufacturing process takes approximately four days to complete. We then frame and ship finished canvas lithographs in accordance with order specifications. Third party vendors supply the frames, paper, canvas, paint and other raw materials and components used by us in the lithograph production process. The failure of any of these third party vendors to produce products that meet our specifications could result in lower sales or otherwise adversely affect consumer perceptions of our brand and products. There can be no assurance that we will not encounter shortages in the future, and any prolonged shortage in frames or other materials could have a material adverse effect.

         We are committed to assuring that our products meet our quality standards and continually evaluate our manufacturing processes to maintain quality control. Systematic quality control procedures are in place at various points in the manufacturing process, including spot inspections and regular inspection check stations. In order to improve quality control, shorten production time and increase capacity, we may automate certain portions of the production process, invest in packaging, conveyance and MIS equipment, vertically integrate certain of our manufacturing processes and develop further improvements in the lithograph manufacturing process.

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

LICENSE WITH THOMAS KINKADE

         We entered into the a license agreement with Thomas Kinkade, effective as of December 3, 1997 (the "New License Agreement"), the material terms of which are discussed below. Under the New License Agreement Thomas Kinkade granted us perpetual and exclusive rights to each image he produces under the New License Agreement, as well as to the library of over 170 existing Thomas Kinkade images, subject to certain exceptions. In particular, we have the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use his name and likeness in promoting the sale of our products and development of any brand name associated with Mr. Kinkade. The New License Agreement requires Mr. Kinkade to deliver 150 paintings during the 15 year period commencing December 3, 1997, with at least 10 paintings to be delivered during each of the first five years. Mr. Kinkade has the right to approve our products based upon his artwork, as well as promotional materials, business plans and strategic relationships relating to such products or the use of his name or likeness. Mr. Kinkade retains ownership of the original paintings he produces.

         The New License Agreement permits Mr. Kinkade to reproduce up to two pieces annually to raise money for the City of Placerville, California. Mr. Kinkade also retained the right to use his name, likeness and certain artwork in association with non-profit organizations. In addition, Mr. Kinkade retained the right to use his name in connection with for-profit ventures with our prior consent, provided that he first offers the opportunity to us. Mr. Kinkade is otherwise subject to a non-compete agreement under the New License Agreement.

         The principal terms of the New License Agreement are as follows: Mr. Kinkade is entitled to 4.5% of the net sales of Thomas Kinkade branded artwork and products through May 8, 2000, and 5.0% of the net sales of Thomas Kinkade branded artwork and products thereafter, provided that if the net sales of Thomas Kinkade branded artwork and products should exceed $500 million, Mr. Kinkade would also be entitled to receive 1.0% of any excess amount. To encourage timely delivery of paintings, commencing April 1, 1998, Mr. Kinkade will receive 25.0% of consolidated operating margin in excess of 23.0%, if any, if Mr. Kinkade delivers all paintings at least 12 weeks ahead of the applicable scheduled release date during the subject fiscal year. Mr. Kinkade also will receive 55.0% of the wholesale gross profit margin of any Studio Proof products through May 8, 2000 and 35.0% of such margin thereafter. In addition, Mr. Kinkade is entitled to receive 50.0% of the retail value of any Masters Edition products. We must pay Mr. Kinkade $25,000 for each new painting and pay for his studio rent and office support. We receive all of the licensing income from the licensing of products that incorporate Thomas Kinkade's images. Mr. Kinkade was granted a 15-year option to purchase 600,000 shares of our Common Stock at $12.375, the closing price of our Common Stock on December 3, 1997.

         The New License Agreement is terminable by either party after failure by the other party for 90 days to cure a material breach of the agreement. In addition, Mr. Kinkade may terminate the New License Agreement in the event of our insolvency or upon a change of control. A change in control is defined to occur on the date when any person or group (as defined in Rule 13(d)(3) under the Securities Exchange Act of 1934) beneficially owns (as defined in such Rule) a number of shares of Common Stock in excess of the number of shares then beneficially owned by Mr. Kinkade. The computation excludes stockholders as of December 3, 1997, to the extent of their beneficial holdings of our Common Stock as of such date. The right of termination may not be invoked by Mr. Kinkade if it is triggered as a result of Mr. Kinkade's transfer of shares. After December 3, 2012, the perpetual nature of the New License Agreement may be terminated by Mr. Kinkade if we engage in any material business enterprises unrelated to his work or brand name to which he objects. Upon any termination of the New License Agreement by Mr. Kinkade, we would be prohibited from selling any products based upon his artwork, other than our then existing product inventory.

         The New License Agreement superseded our previous license and royalty arrangements with Mr. Kinkade. Mr. Kinkade is also compensated as our Art Director.


RISK FACTORS

         DEPENDENCE ON THOMAS KINKADE. If the New License Agreement were terminated by Mr. Kinkade or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade's services would have a material adverse effect on our business and results of operations. Moreover, the available remedies in the event of a breach of the New License Agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract. Upon any loss of Mr. Kinkade's services, we may seek to expand our products based upon Mr. Kinkade's then existing images, to the extent Mr. Kinkade has not terminated our rights thereto, and/or develop relationships with other artists and offer products based upon their work. During fiscal 2000, we began developing relationships with other artists and executed a publishing and licensing agreement with well known contemporary expressionist artist Howard Behrens. In addition, subsequent to March 31, 2000, we entered into publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom. We plan to begin marketing and selling products based on the artwork of Mr. Behrens and Mr. Bull during fiscal 2001. We are continuing to develop relationships with other artists, however, there can be no assurance that we will be able to identify other artists or sell products based upon their work. In addition, we are dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as we expand our distribution would have a material adverse effect on our business and results of operations.

         RISKS ASSOCIATED WITH EXPANSION OF DISTRIBUTION CHANNELS. Our strategy includes aggressively expanding our distribution channels, and future operating results will depend, in large part, upon our ability to effectively implement this strategy. As of March 31, 2000, we had seven company-owned Thomas Kinkade Stores and 297 independently owned Thomas Kinkade Signature Galleries. We plan to concentrate on expanding the Signature Gallery program by opening approximately 100 new Signature Galleries in fiscal 2001. In addition, we intend to direct our capital and resources towards providing enhanced retail support services to Signature Gallery owners, enhancing our manufacturing systems and infrastructure in anticipation of growth and the impending relocation of our operations and diversification through relationships with other artists and other visual content owners. As a result, we will continue to de-emphasize capital-intensive company-owned stores in our retail strategy.

         Our planned expansion of the Signature Gallery program is dependent upon a number of factors, including the ability to identify appropriate owners and integrate them into our dealership network, as well as the ability of such owners to locate suitable store sites and effectively promote and sell our products. We intend to open Signature Galleries in geographic markets where we have little or no experience and we may encounter competitive challenges that we have not experienced to date. In addition, we intend to open stores near other existing Signature Galleries and independent dealers, which will likely lower sales of our products at such existing sites, but should increase total sales within the entire geographic district. Furthermore, the laws of certain states may limit our ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in such states. Failure by us to achieve our planned expansion of Signature Galleries or to do so on a profitable basis could have a material adverse effect on our business and results of operations.

         ABILITY TO EFFECTIVELY MANAGE EXPANSION. Our rapid and substantial growth in sales and our strategy for introducing new products and expanding our distribution channels could place a significant strain on management and operations. We have hired several key officers and employees to supplement the management team. To manage any expansion effectively, we will need to anticipate the changing demands of our operations and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the demands that an expansion of operations will impose on such systems and procedures. To support the planned expansion of our products and distribution channels, we will have to hire additional manufacturing, sales and administrative personnel. There can be no assurance that we will be able to hire such personnel, particularly due to the competitive nature of current labor markets, or that we will be able to train successfully and supervise such personnel if hired. In addition, we may need to add labor shifts to our manufacturing operations or implement other efficiencies to satisfy any significant future increase in production, including implementing new automation processes. The failure to increase our operational and manufacturing capacity in a timely and effective manner while maintaining our product quality and customer service standards could result in a failure to meet demand on a timely and satisfactory basis, which would have a material adverse effect on our business and results of operations. Failure to continue to upgrade operating and financial control systems or unexpected difficulties encountered during expansion could have a material adverse effect on our business and results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth. Moreover, in the event any overproduction results from our expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of our products and therefore reduce demand for our products, particularly limited editions. Any reductions in sales or margins resulting from a decrease in demand could have a material adverse effect on our business and results of operations.

         RELOCATION OF COMPANY. During fiscal 2000, we entered into a 15 year lease of a campus facility to be developed in Morgan Hill, California, approximately 20 miles south of our current corporate headquarters, commencing in fiscal 2002. We plan to relocate virtually all of our operating and administrative facilities from several locations in San Jose, California to this campus facility. While this move may cause a disruption to our operations, we anticipate the timing to correspond with the seasonality of our business. In connection with the move, certain one-time costs will be incurred, including significant management time and attention. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating operations into a single campus versus the current operations that are spread out in several areas of a commercial office park and 3) providing capacity for future growth in operations. There can be no assurance that the relocation will occur as scheduled due to the normal uncertainties surrounding construction timelines, final architectural design and governmental agency approvals. In addition, relocating our production facilities could result in a temporary loss of production time and an inability to fulfill customer orders for an unknown period of time, which may have a material adverse effect on our business and results of operations.

         DEPENDENCE UPON CONSUMER PREFERENCES. Sales of our existing and new products depend upon continued consumer demand for the Thomas Kinkade brand and products. Demand for our products can be affected generally by consumer preferences, which are subject to frequent and unanticipated changes. We are dependent on our ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower sales, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on our business and results of operations. There can be no assurance that the current level of demand for products based upon Mr. Kinkade's artwork will be sustained or grow, and any decline in the demand for such products or failure of demand to grow would have a material adverse effect on our business and results of operations. In order to mitigate the potential decline in customer demand for products based upon the artwork of Thomas Kinkade, and as part of our goal to become the pre-eminent visual content management company within the art, gift, collectibles and home decor industries, we are aggressively pursuing publishing and licensing agreements and other strategic relationships with other artists and visual content owners, as demonstrated by the recent signings of Howard Behrens and Simon Bull.

         INTRODUCTION OF NEW PRODUCT LINES. A significant element of our strategy has been to expand the Thomas Kinkade brand into new product lines. Historically, substantially all of our net sales from Thomas Kinkade products have been generated through sales of limited edition and open edition wall art products and other home decorative accessories and gift products. As we develop new products there can be no assurance that we will be able to successfully market these potential new products or that any of the new product lines will gain market acceptance, and such failure could result in lower than anticipated sales for such products and affect adversely the image and value of the Thomas Kinkade brand.

         INTRODUCTION OF NEW ARTISTS AND OTHER VISUAL CONTENT OWNERS. A significant component of our overall business strategy is to develop publishing and licensing agreements and other strategic relationships with artists and visual content owners other than Thomas Kinkade. Historically, virtually all of our net sales have been generated from products based on the artwork of Thomas Kinkade. In order to become the pre-eminent visual content management company within the art, gift, collectibles and home decor industries and to mitigate our reliance on Thomas Kinkade, we are aggressively pursuing publishing and licensing agreements and other strategic relationships with other artists and visual content owners. During fiscal 2000 we entered into a publishing and licensing agreement with well known contemporary expressionist artist Howard Behrens. In addition, subsequent to March 31, 2000, we entered into a publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom. We believe that our extensive existing distribution network, and our ability to develop such, will be a significant factor in the success of new artists and visual content owners. However, as we develop relationships with other artists and visual content owners, there can be no assurance that there will be consumer acceptance of these artists or visual content owners or that we will achieve the same level of success as we have experienced with Thomas Kinkade.

         RELIANCE ON THIRD PARTIES. We rely on third parties to distribute a majority of our products, manufacture certain of our products and supply certain materials and components for use in our own manufacturing processes. The substantial majority of our product distribution, as well as our interaction with the end consumer, is conducted by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name. We have entered into licensing agreements with Signature Gallery owners granting them limited use of the Thomas Kinkade name. However, the failure of these dealers to properly represent our products could damage our reputation or the reputation of Thomas Kinkade and adversely affect our ability to build the Thomas Kinkade brand. Most of our three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements. The failure of any of these third party vendors to produce products that meet our specifications could result in lower sales or otherwise adversely affect consumer perceptions of our brands and products. In addition, we rely on third party vendors to supply frames, paper, canvas, paint and other materials and components for our limited edition and other wall art products. Although we maintain relationships with several framing suppliers, in the past we have experienced shortages in framing supplies. There can be no assurance that we will not encounter similar shortages in the future and any prolonged shortage in frames or other materials could have a material adverse effect on our business and results of operations.

         CHANGES IN ECONOMIC CONDITIONS AND CONSUMER SPENDING. The home decorative accessories, collectibles and gift product industries are subject to cyclical variations. Purchases of these products are discretionary for consumers and, therefore, such purchases tend to decline during periods of recession in the national or regional economies and may also decline at other times. Our success depends in part upon a number of economic factors relating to discretionary consumer spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. In addition, our business is sensitive to consumer spending patterns and preferences. Shifts in consumer discretionary spending away from home decorative accessories, collectibles or gift products, as well as general declines in consumer spending, could have a material adverse effect on our business and results of operations.

         DEPENDENCE ON MANAGEMENT. We are dependent upon the efforts of our executive officers and other key personnel and on our ability to continue to attract and retain qualified personnel in the future. The loss of certain of our executive officers and key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business and results of operations. We currently maintain key man insurance on the lives of certain key personnel including insurance on Thomas Kinkade in the amount of $60 million.

         SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS. See Item 7. "Seasonality and Fluctuations in Operating Results."

         COMPETITION. The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. Our products compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home decor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies together with the lack of significant barriers to entry may result in increased competition. We intend to open Thomas Kinkade Signature Galleries in geographic markets where we have little or no experience and, as a result, we may encounter competitive challenges that we have not experienced to date. Such competition could have a material adverse effect on our business and results of operations. Some of our competitors have substantially greater resources than us, including name recognition and capital resources, have more diversified product offerings and sell their products through broader distribution channels than us. Our business depends substantially on our ability to produce on an ongoing basis a wide variety of products that appeal to a broad range of consumers who can gain ready access to such products.

EMPLOYEES

         As of March 31, 2000, we had 555 employees, including 198 in manufacturing and distribution, 189 in sales and marketing, 50 in retail sales and administration and 118 in corporate administration. We believe that our labor relations are satisfactory and we have never experienced a work stoppage.

ITEM 2.           PROPERTIES

         Our manufacturing, distribution, sales and marketing, administration and executive offices are located in 10 leased facilities in San Jose, Los Gatos and Monterey, California with an aggregate of approximately 216,000 square feet. As of March 31, 2000, our retail operations were located in seven leased sites throughout the United States ranging from 600 to 1,500 square feet, with an aggregate of approximately 7,000 square feet.

ITEM 3.           LEGAL PROCEEDINGS

         We are not a party to any legal proceedings which, individually or in the aggregate, are believed to be material to the our business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDERS MATTERS

         Media Arts' stock traded on the Nasdaq National Market from our initial public offering on August 10, 1994 through December 6, 1998 under the Nasdaq symbol ARTS. On December 7, 1998 we commenced trading on the New York Stock Exchange under the symbol MDA. The following table sets forth, for the periods indicated, the high and low closing sales prices for Media Arts' Common Stock as reported by Nasdaq and the New York Stock Exchange:

                           Fiscal
                         Year Ended
                          March 31,                        High                       Low
                       ---------------                   --------                   --------
                        1999
                        ----

                        First Quarter                     24 1/4                     17 1/2

                        Second Quarter                    19 3/4                     9 1/16

                        Third Quarter                     15 5/8                     7 3/8

                        Fourth Quarter                    14 5/16                    9

                        2000
                        ----

                        First Quarter                     10 5/16                    4

                        Second Quarter                    6 1/2                      4 5/16

                        Third Quarter                     4 7/16                     3 1/16

                        Fourth Quarter                    9                          3 11/16

         As of May 31, 2000 there were approximately 458 holders of record of Media Arts' Common Stock.

         We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data for the fiscal years ended March 31, 1996, 1997, 1998, 1999 and 2000 has been derived from our audited financial statements. The selected financial data should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements of and the notes thereto included elsewhere in this annual report.

                                                                             Year Ended March 31,
                                                      ---------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AND GALLERY DATA)         2000        1999        1998        1997        1996
-------------------------------------------------     ---------   ---------   ---------   ---------    --------
STATEMENT OF OPERATIONS DATA: (1)
Net sales                                             $ 137,990   $ 126,322   $  82,650   $  47,018    $ 39,752
Gross profit                                             87,918      84,261      55,430      30,258      26,409
Total operating expenses                                 64,805      55,033      35,238      23,467      20,862
Operating income                                         23,113      29,228      20,192       6,791       5,547
Income from continuing operations
     before extraordinary loss                           14,150      18,352      12,275       2,644       2,455
Net income (loss)                                     $  14,150   $  18,352   $  10,979   $ (10,986)   $   (673)
Income from continuing operations
     before extraordinary loss
     per share (Diluted) (2)                          $    1.07   $    1.34   $    1.04   $    0.26    $   0.25
Net income (loss)
     per share (Diluted) (2)                          $    1.07   $    1.34   $    0.93   $   (1.09)   $  (0.07)

SELECTED OPERATING DATA:
Number of Thomas Kinkade Stores                               7          32          19          16          15
Number of Thomas Kinkade
        Signature Galleries (3)                             297         169          74          17           -

BALANCE SHEET DATA: (1)
Cash and cash equivalents                             $   5,544   $   6,361   $  16,401   $     374    $    382
Working capital (4)                                      48,590      41,785      30,676       6,982       3,891
Total assets                                             89,812      68,146      51,339      23,061      36,658
Long-term obligations (5)                             $   5,243   $   2,108   $   1,200   $   7,871    $ 10,196

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

         Quarterly data for the years ended March 31, 1999 and 2000 is presented under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Media Arts Group, Inc., founded in 1990, primarily manufactures, markets and distributes lithographs of the artwork of Thomas Kinkade, Painter of Light(R), and operates in three market segments: wholesale, retail and business-to-business ("B2B") Internet. Net sales in the wholesale market segment has grown as a result of increasing consumer awareness and acceptance of Thomas Kinkade's paintings, as well as expansion of our branded and other distribution channels. Net sales in the retail market segment have declined significantly due to the sales of company-owned retail Thomas Kinkade Stores to Thomas Kinkade Signature Gallery(TM) owners during fiscal 2000. Our B2B Internet segment consists of the operations of our majority-owned subsidiary, Exclaim Technologies, Inc. ("Exclaim"). Net sales in the B2B Internet segment were immaterial due to the continuing development our initial B2B Internet products. Currently our principal products include limited and open edition canvas and paper lithograph reproductions of the artwork of Thomas Kinkade. In fiscal 2000, limited edition canvas and paper lithograph sales accounted for 66.0% of our net sales. We continue to expand the Thomas Kinkade product lines to include home decorative accessories, collectibles and gift products featuring the artwork of Thomas Kinkade. In addition, we have begun aggressively pursuing other artists and visual content owners in order to begin publishing and licensing their artwork. During the fourth quarter of fiscal 2000, we signed a five year, renewable publishing and licensing agreement with Howard Behrens, a well know contemporary expressionist artist. In addition, subsequent to March 31, 2000, we entered into a five year, renewable publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom.

         We currently focus on expansion of controlled branded distribution, by distributing products through branded independently owned Thomas Kinkade Signature Galleries, company-owned Thomas Kinkade Stores and other independent dealers. In 1996, as part of our strategy of expanding branded distribution, we initiated our Thomas Kinkade Signature Gallery program. The independently owned and operated galleries exclusively sell products based on the artwork of Thomas Kinkade. In fiscal 2000, sales to Signature Galleries accounted for 48.1% of consolidated net sales, compared to 32.0% in fiscal 1999 and 23.9% in fiscal 1998. At the end of fiscal 2000, there were 297 Signature Galleries in operation and we anticipate opening approximately 100 additional Signature Galleries through the end of fiscal 2001. Although this program has been successful since its inception in 1996, there can be no assurance that we will be able to identify suitable owners for Signature Galleries' planned expansion or that such owners will become effective distributors for our products.

         In 1993, we initiated our company-owned retail Thomas Kinkade Stores, which exclusively sell Thomas Kinkade products. These stores accounted for 12.2% of consolidated net sales in fiscal 2000, compared to 21.7% in fiscal 1999 and 24.9% in fiscal 1998. At the end of fiscal 2000, seven company-owned stores were located in strategic mall locations, downtown shopping areas and high tourist traffic areas. As part of our retail strategy, in April 1999 we announced our intention to de-emphasize these capital-intensive, company-owned stores and evaluate opportunities where Signature Gallery owners may purchase these stores. During fiscal 2000, we transferred 26 company-owned stores to Signature Gallery owners. We expect the majority of the remaining seven stores will be converted into Signature Galleries by the end of fiscal 2001.

         We also market our products through over 4,000 independent dealers organized into various incentive and commitment levels and through QVC, a cable television shopping network. Additionally, we have established key strategic alliances with major partners such as Avon, Hallmark and La-Z-Boy.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from our income statement to net sales.

                                                                           Year Ended March 31,
                                                              ---------------------------------------
                                                                  2000           1999            1998
                                                              ---------      ---------       --------
         Net sales............................................    100.0%         100.0%         100.0%
         Cost of sales........................................     36.3           33.3           32.9
                                                              ---------      ---------       --------
              Gross margin....................................     63.7           66.7           67.1
                                                              ---------      ---------       --------
         Operating expenses
              Selling and marketing...........................     25.5           26.3           23.9
              General and administrative......................     21.4           17.3           18.7
                                                              ---------      ---------       --------
              Total operating expenses........................     46.9           43.6           42.6
                                                              ---------      ---------       --------

         Operating income.....................................     16.8           23.1           24.5
         Interest income (expense)............................      0.0            0.4           (2.0)
         Gain on sale and leaseback...........................        -              -            1.2
         Foreign exchange losses..............................        -              -           (0.1)
                                                              ---------      ---------       --------
         Income from operations before income taxes...........     16.8           23.5           23.6
         Provision for income taxes...........................      6.5            9.0            8.7
                                                              ---------      ---------       --------

         Income from operations before extraordinary loss.....     10.3           14.5           14.9
         Extraordinary loss, net of income taxes..............        -              -           (1.6)
                                                              ---------      ---------       --------

         Net income...........................................     10.3%          14.5%          13.3%
                                                              =========      =========       ========

         NET SALES. Our net sales were $138.0 million in fiscal 2000, $126.3 million in fiscal 1999 and $82.7 million in fiscal 1998. The increase in net sales in fiscal 2000 compared to fiscal 1999 was primarily due to an increase in the number of independent dealers and increased revenue from licensing arrangements. The increase in net sales in 1999 compared to 1998 was primarily due to an increase in the number of independent dealers and company-owned stores, increased marketing and promotional activities, and a product mix incorporating higher priced products.

         We believe that in fiscal 2001 net sales will continue to grow at a slightly higher rate than fiscal 2000 due to increased distribution in new markets, as well as the addition of new product offerings from newly licensed artists.

         GROSS PROFIT. Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

                                                                       Year Ended March 31,
                                                               ------------------------------------
                                                                2000           1999            1998
                                                               -----           -----          -----
         Gross profit (IN MILLIONS)........................... $87.9           $84.3          $55.4
         Gross margin.........................................  63.7%           66.7%          67.1%

         The anticipated decline in gross margin in fiscal 2000 compared to fiscal 1999 was primarily due to the loss of retail margin resulting from the transfer of 26 company-owned Thomas Kinkade Stores to Signature Gallery owners during fiscal 2000. The slight decline in gross margin in fiscal 1999 compared to fiscal 1998 was due to a shift in mix towards a higher proportion of wholesale sales in 1999, partially offset by manufacturing efficiencies gained due to higher sales volumes.

         In fiscal 2001 we may realize economies of scale as unit volumes increase, however, cost of sales may increase as a percentage of net sales as we increase the proportion of wholesale sales compared to retail sales and expand our sales of open edition products.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses.

                                                                         Year Ended March 31,
                                                               ------------------------------------
                                                                2000            1999           1998
                                                               -----           -----          -----
         Selling and marketing expenses (IN MILLIONS)......... $35.3           $33.2          $19.8
         Percent of net sales.................................  25.5%           26.3%          23.9%

         Selling and marketing expenses increased in fiscal 2000 compared to fiscal 1999 primarily due to higher advertising and promotional costs related to enhanced retail support for our independent dealers and our company-owned stores. Selling and marketing expenses increased in fiscal 1999 compared to fiscal 1998 primarily due to higher sales compensation costs resulting from increased net sales, the addition of sales personnel and increases in advertising and promotional costs.

         The decrease in selling and marketing expenses as a percent of net sales in 2000 compared to 1999 was primarily due to effective cost management of the significant portion of fixed selling and marketing costs. The increase in selling and marketing expenses as a percent of net sales in fiscal 1999 compared to fiscal 1998 was due to the addition of sales personnel and increases in advertising and promotional costs related to enhanced retail support for our independent dealers and our company-owned stores.

         In fiscal 2001 we believe that our efforts to expand distribution and increase total sales, as well as to distribute the artwork of new artists will result in increased selling and marketing expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and bonuses, rent expense and professional services such as legal and accounting fees.

                                                                        Year Ended March 31,
                                                               ------------------------------------
                                                                2000            1999           1998
                                                               -----           -----          -----
         General and administrative expenses (IN MILLIONS).... $29.5           $21.8          $15.5
         Percent of net sales.................................  21.4%           17.3%          18.7%

         In fiscal 2000, general and administrative expenses increased compared to fiscal 1999 due primarily to $5.7 million in new Internet business expenses related to the operations of Exclaim and a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts. In fiscal 1999, general and administrative expenses increased compared to fiscal 1998 primarily due to increased infrastructure and facility costs related to expansion of capacity.

         General and administrative expenses increased as a percent of net sales in fiscal 2000 compared to fiscal 1999 due to the significant amount of Exclaim's general and administrative expenses and the non-recurring charge as compared to the increase in net sales. General and administrative expenses decreased as a percent of net sales in fiscal 1999 compared to fiscal 1998 due to economies of scale that result in leveraging relatively fixed costs over a higher sales base.

         In fiscal 2001 we expect that general and administrative expenses will continue to increase due to our efforts to expand distribution and increase sales and add infrastructure to support multiple artists.

         WHOLESALE SEGMENT. Our net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Thomas Kinkade Signature Galleries and Showcase dealers, our company-owned retail Thomas Kinkade Stores, other independent dealers, sales to QVC and other strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-site, thomaskinkade.com. Net sales to wholesale customers before inter-company eliminations increased 14.0% to $130.0 million in fiscal 2000 compared to $114.1 million in fiscal 1999. The increase in net sales for this segment was primarily due to the growth in the number of Signature Galleries to 297 at the end of fical 2000 compared to 169 at the end of fiscal 1999 and increased promotional activities and programs during fiscal 2000. Sales to Signature Galleries increased 64.1% to $66.3 million in fiscal 2000 from $40.4 million in fiscal 1999.

         Net sales in the wholesale segment before inter-company eliminations of $114.1 million in fiscal 1999 reflected an increase of 61.9% compared to net sales of $70.4 million in fiscal 1998. The increase in net sales for this segment was primarily due to the growth in the number of Signature Galleries to 169 at the end of fiscal 1999 compared to 74 at the end of fiscal 1998, an increase in the number of company-owned stores to 32 at the end of fiscal 1999 from 19 at the end of fiscal 1998, and increased promotional activities and programs during fiscal 1999. Sales to Signature Galleries increased 105.1% to $40.4 million in fiscal 1999 from $19.7 million in fiscal 1998.

         Operating income for our wholesale segment before inter-company eliminations increased 7.8% to $35.8 million in fiscal 2000 compared to $33.2 million in fiscal 1999 primarily due to increased net sales offset by a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts and increased advertising and promotional costs related to enhanced retail support for our independent dealers and our company-owned stores. Operating margin before inter-company eliminations decreased to 27.5% in fiscal 2000 from 29.1% in fiscal 1999 as a result of the non-recurring charge and increased advertising and promotional costs as compared to the increase in net sales.

         Operating income for our wholesale segment before inter-company eliminations increased 77.2% to $33.2 million in fiscal 1999 compared to $18.7 million in fiscal 1998 primarily due to increased net sales offset partially by increased sales compensation costs resulting from increased net sales, the addition of sales personnel and increased promotional and advertising costs. Operating margin for the wholesale segment before inter-company eliminations increased to 29.1% in fiscal 1999 from 26.6% in fiscal 1998 due to economies of scale from increased net sales.

         RETAIL SEGMENT. Our retail segment consists of sales by company-owned retail Thomas Kinkade Stores. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers. Net sales for the retail segment decreased 38.5% to $16.8 million in fiscal 2000 compared to $27.4 million in fiscal 1999. The decrease in net sales was primarily due to the opening of one company-owned store and the subsequent transfer of 26 company-owned stores to Signature Gallery owners during fiscal 2000. There were seven company-owned stores at the end of fiscal 2000 compared to 32 at the end of fiscal 1999. We have not recognized any gains on the sales of company-owned stores due to the significant notes receivable that have been taken. We will continue to defer the recognition of gains on past and future sales until such time that the sales of all company-owned stores which we intend to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Due to the uncertainty of the collectibility of the notes receivable taken in connection with these sales and the eventual recognition of gains, we have reported the net of the notes receivable and deferred gains as other assets at March 31, 2000.

         Retail segment net sales of $27.4 million in fiscal 1999 represents an increase of 33.0% compared to $20.6 million in fiscal 1998. The increase in net sales was primarily due to the opening of 13 new company-owned stores during fiscal 1999, increased marketing efforts and a shift towards higher priced products. There were 32 company-owned stores at the end of fiscal 1999 compared to 19 at the end of fiscal 1998.

         Operating loss for our retail segment increased 90.3% to $4.0 million in fiscal 2000 compared to $2.1 million in fiscal 1999. This increase in operating loss was primarily due to the sale of more profitable stores, decreased sales and increased per store advertising and promotional activities.

         Operating loss for our retail segment was $2.1 million in fiscal 1999 compared to operating income of $1.4 million in fiscal 1998. This change in operating results was primarily due to increased advertising, promotional and other costs related to new store openings, as well as increased headcount, rent and other infrastructure costs related to expansion.

         BUSINESS-TO-BUSINESS INTERNET SEGMENT. Our B2B Internet segment consists solely of the operations of Exclaim, which is developing vertical B2B trade communities that will link buyers and sellers together to create supply chain efficiencies. The first industry applications are intended to be the fine art, gift and collectibles, furniture and home decor industries. We believe that these B2B Internet products may be scalable and may leverage Exclaim into other highly fragmented industries. Exclaim is currently seeking alternative sources of financing and if successful, we will discontinue funding Exclaim's operations. While we continue to fund Exclaim, we intend to evaluate our options regarding future investments in Exclaim.

         Net sales in the B2B Internet segment for fiscal 2000 were $122,000. There were no B2B Internet segment operations during fiscal 1999. Net sales for the B2B Internet segment consist of subscription fees paid by retailers for access to a web-based gift store and gallery management system, named Storefront. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. As of March 31, 2000, net sales of Storefront have been made solely to Signature Galleries. We believe that there will be opportunities to sell Storefront to other galleries and gift stores outside of the existing Thomas Kinkade branded distribution network. In addition, we believe that Storefront may be marketed to other industries outside of fine art, gift and collectibles. Exclaim is currently developing a B2B Internet-based trading hub, Marketplace, that will link buyers and sellers together within the art, gift, collectibles, furniture and home decor industries. Subsequent to March 31, 2000, Exclaim launched Marketplace with seven suppliers and manufacturers within the gift and fine art industries.

         Operating losses for the B2B Internet segment were $6.9 million during fiscal 2000. There were no B2B Internet segment operations during fiscal 1999. Operating expenses of the B2B Internet segment consist primarily of salaries and consulting expenses related to the development of Exclaim's existing and future products.

         INTEREST INCOME AND EXPENSE. Interest income was $3,000 in fiscal 2000 and $504,000 in fiscal 1999 compared to interest expense of $1.6 million in fiscal 1998. The decrease in net interest income in fiscal 2000 as compared to fiscal 1999 is primarily due to lower cash balances resulting from the continuing funding of Exclaim. The increase in net interest income in fiscal 1999 as compared to net interest expense in fiscal 1998 was due to lower interest expense resulting from the repayment of debt using proceeds from our public offering in February 1998.

         GAIN ON SALE AND LEASEBACK. In July 1997, we exercised an option to purchase a facility we were leasing in San Jose, California. We simultaneously sold this same facility and entered into a four-year lease agreement with the purchaser. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.

         PROVISION FOR INCOME TAXES. The provision for income taxes was $9.0 million in fiscal 2000, $11.4 million in fiscal 1999 and $7.2 million in fiscal 1998. Our effective income tax rate for fiscal years 2000, 1999 and 1998 was 38.8%, 38.3% and 37.0%.

         EXTRAORDINARY LOSS. In fiscal 1998, we recorded a non-cash write-off of deferred debt discount of $1.3 million, net of income tax benefit of $761,000, related to the repayment of secured notes using proceeds from our February 1998 public offering.

         COMPARABLE STORE SALES. Comparable store sales for fiscal 2000 increased 0.7% from fiscal 1999 based on voluntarily reported sales figures from 66 comparable independent Signature Gallery dealers. With the inclusion of 14 comparable company-owned stores transferred to Signature Gallery dealers and two remaining comparable company-owned stores, comparable store sales for fiscal 2000 declined 5.7% from fiscal 1999. The decline in comparable store sales is due primarily to the announced and ongoing sales of company-owned stores and the resulting significant employee turnover. In addition, the decline is also due to the continued retail development of Signature districts, which involves Signature Gallery dealers adding additional Signature Galleries within their existing district, thereby leveraging off the existing infrastructure of the initial store. While we are seeing increased sales in each Signature Gallery district, the increase in the number of stores in a particular district will likely reduce sales from the first, or original, store in that district. We believe comparable Signature district sales better reflect the condition of our retail market. Comparable district sales for fiscal 2000 increased 38.3% from fiscal 1999 for the 51 reporting comparable districts.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of funds in fiscal 2000 was from our operations. Working capital at March 31, 2000 was $48.6 million, compared to $41.8 million at March 31, 1999.

         Net cash provided by operations was $10.7 million, $1.8 million and $11.7 million for fiscal 2000, 1999 and 1998. Cash provided by operations in 2000 consisted of net income adjusted by increases in accounts receivable, inventories and other assets, offset by increases in accounts payable and deferred compensation costs. Accounts receivable increased in fiscal 2000 primarily as a result of the significant increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms. The increase in inventories in 2000 was attributed to increased distribution and the purchase of full edition sizes of the new releases during the first half of the year, as well as an increase in product offerings, including new frame choices. Other assets increased in fiscal 2000 due to notes receivable taken on the sale of 26 company-owned stores. The increase in accounts payable was due to the timing and amounts of vendor payments in the last quarter of fiscal 2000. The increase in deferred compensation costs was attributable to the increased amount of compensation deferred by deferred compensation plan participants during fiscal 2000.

         Net cash provided by operations for fiscal 1999 was $1.8 million, which consisted of net income adjusted by increases in inventories, accounts receivable, deferred income taxes and prepaid expenses and other current assets, as well as decreases in accrued compensation costs. The increase in inventories in fiscal 1999 was attributed to increased distribution and the increased number of company-owned stores. Accounts receivable increased in fiscal 1999 due to the timing of releases during the fourth quarter of fiscal 1999, and because of an increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms. Prepaid expenses and other assets increased in fiscal 1999 due to an increase in prepaid promotional expenses. The decrease in accrued compensation costs was attributed to the timing and amounts of compensation payments in the last quarter of fiscal 1999.

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

         Net cash used in investing activities was $11.7 million in fiscal 2000, $9.2 million in fiscal 1999 and $1.6 million in fiscal 1998. Net cash used in investing activities in fiscal 2000 consisted primarily of $12.7 million invested in the development of Exclaim's B2B Internet products, our e-commerce web-site (thomaskinkade.com) and capital expenditures for property and equipment. Net cash used in investing activities in 1999 consisted primarily of $8.0 million for the purchase of computer systems and software products, leasehold improvements for newly opened Thomas Kinkade Stores and property and equipment for manufacturing and fulfillment capacity. Net cash used in investing activities in 1998 consisted of $3.2 million for purchases of property and equipment, partially offset by net proceeds of $1.6 million under a sale and leaseback transaction. We anticipate that total capital expenditures in fiscal 2001 will be approximately $12 million and will relate to continued manufacturing, infrastructure and management information systems upgrades and to building design and engineering costs in connection with the development of, and relocation to, our leased property in Morgan Hill, California.

         Net cash provided by financing activities was $215,000 in fiscal 2000 and $5.9 million in fiscal 1998. Net cash used in financing activities was $2.7 million in fiscal 1999. Net cash provided by financing activities in fiscal 2000 related to proceeds of $733,000 generated from the issuance of our Common Stock through the exercise of stock options offset by the expenditure of $518,000 for the purchase of 74,300 shares of our Common Stock under our stock repurchase program at an average price of $6.96 per share. Cash used in financing activities in fiscal 1999 related primarily to the expenditure of $3.7 million for the purchase of 278,600 shares of our Common Stock under our stock repurchase program at an average price of $13.27 per share. This expenditure was partially offset by proceeds of $1.0 million generated from the issuance of our Common Stock through the exercise of stock options and warrants. Net cash provided by financing activities in 1998 was the result of $18.0 million generated by a secondary offering of common stock, partially offset by repayment of $2.7 million of borrowings under credit lines and the repayment of $9.5 million under notes payable.

         We have a $20 million secured bank line-of-credit facility that may be increased to $30 million if our rolling four quarter consolidated earnings before interest, taxes, depreciation and amortization exceeds $30 million for two consecutive quarters. The line-of-credit bears interest at either the bank's current reference rate or the effective LIBOR rate plus 1.5%, at our discretion. There were no outstanding borrowings under this credit facility as of March 31, 2000.

         Exclaim is currently seeking alternative sources of financing and if successful, we will discontinue funding Exclaim's operations. While we continue to fund Exclaim, we intend to evaluate our options regarding future investments in Exclaim.

         We intend to relocate our offices and manufacturing facilities to a leased campus facility to be developed in Morgan Hill, California, approximately 20 miles south of our present location, during fiscal 2002. While this move may cause a disruption to our operations, we anticipate the timing to correspond with the seasonality of our business. In connection with the move, we will incur certain one-time costs, including significant management time and attention. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing our future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating our operations into a single campus versus our current operations that are spread out in several areas of a commercial office park and
3) providing capacity for future growth in our operations.

         Our working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to our operating plan needed to respond to competition, acquisition opportunities or unexpected events. We believe that our current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under our line-of-credit will be sufficient to meet working capital requirements for at least the next 12 months. We may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding expansion.

SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

         Our business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income. Our net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. In addition, our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors. These factors include, but are not limited to:

- The demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
- Consumer acceptance of the art and related products of new artists and other visual content owners,
-        Our ability to achieve our expansion plans,
-        The timing, mix and number of new product releases,
- The continued successful implementation of the Signature Gallery program and expansion of distribution generally,
-        The successful entrance into new distribution channels,
- The increased operating expenses of Exclaim as it pursues expansion of its B2B Internet initiatives,
- The reduction in our ownership of Exclaim in the event of obtaining alternative financing,
- The successful launch and customer acceptance of Exclaim's products generally,
-        Our ability to implement strategic business alliances,
- Our ability to hire and train new manufacturing, sales and administrative personnel,
-        Continued implementation of manufacturing efficiencies,
-        Timing of product deliveries and
-        The ability to absorb other operating costs.

         In addition, since a significant portion of our net sales are generated from orders received in the quarter, sales in any quarter are substantially dependent on orders booked in that quarter. Results of operations may also fluctuate based on extraordinary events. Accordingly, the results of operations in any one quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operating results may also result in volatility in the price of our Common Stock.

         The following table sets forth our unaudited summary quarterly data for fiscal 1999 and 2000.

                                          Year Ended March 31, 1999                        Year Ended March 31, 2000
                                    --------------------------------------            -------------------------------------
(UNAUDITED, IN THOUSANDS EXCEPT PER   June   September  December   March               June    September December   March
       SHARE AMOUNTS)               Quarter   Quarter   Quarter   Quarter             Quarter   Quarter   Quarter   Quarter
----------------------------------- -------  --------- --------- ---------            -------  --------- --------  --------
Net sales                           $26,339  $ 29,595  $ 39,020  $ 31,368             $25,745   $34,624  $42,481   $35,140
Gross profit                         17,273    20,387    26,148    20,453              15,918    21,551   27,252    23,197
Total operating expenses             11,162    13,706    16,454    13,711              15,291    16,831   15,542    17,141
Operating income                      6,111     6,681     9,694     6,742                 627     4,720   11,710     6,056
Net income                            3,871     4,273     5,902     4,306                 388     2,853    7,081     3,828
Net income per share (diluted)      $  0.27  $   0.31  $   0.44  $   0.32             $  0.03   $  0.22  $  0.54   $  0.28


                                       June   September  December   March               June   September  December   March
     As a Percentage of Sales        Quarter   Quarter   Quarter   Quarter            Quarter   Quarter   Quarter   Quarter
----------------------------------- -------  --------- --------- ---------            -------  --------- --------  --------
Net sales                             100.0%    100.0%    100.0%    100.0%             100.0%    100.0%    100.0%    100.0%
Gross profit                           65.6      68.9      67.0      65.2               61.8      62.2      64.2      66.0
Total operating expenses               42.4      46.3      42.2      43.7               59.4      48.6      36.6      48.8
Operating income                       23.2      22.6      24.8      21.5                2.4      13.6      27.6      17.2
Net income                             14.7%     14.4%     15.1%     13.7%               1.5%      8.2%     16.7%     10.9%

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

         Our Year 2000 Project (the "Project") was completed by December 31, 1999. The scope and content of the Project included:

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

         We understand we may encounter difficulties interfacing or interconnecting with third party systems, whether or not those systems claim to be "Year 2000 compliant," and therefore have completed an inventory and risk assessment of our outside vendors and have identified those key vendors that represent a significant risk. Part of our preparation included preparing contingency plans in the event of non-compliance by those vendors. Overall, we believe Year 2000 risks with key vendors and suppliers are low because many are small manufacturers with relatively simple business systems, however, we cannot guarantee that the systems of those vendors and suppliers, or other companies on which we rely, will be Year 2000 compliant. Failure by another company to convert their systems to be Year 2000 compliant could require us to incur unanticipated expenses to remedy problems, which could have a material adverse effect on our business, operating results and financial condition. To date, none of our key vendors have had significant Year 2000 problems which have impacted our operations.

OUTLOOK

         CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION. MEDIA ARTS AND ITS REPRESENTATIVES MAY, FROM TIME TO TIME, MAKE WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS. THOSE STATEMENTS RELATE TO DEVELOPMENTS, RESULTS, CONDITIONS OR OTHER EVENTS WE EXPECT OR ANTICIPATE WILL OCCUR IN THE FUTURE. WITHOUT LIMITING THE FOREGOING, THOSE STATEMENTS MAY RELATE TO FUTURE REVENUES, EARNINGS, MARKET CONDITIONS AND THE COMPETITIVE ENVIRONMENT. FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S THEN CURRENT VIEWS AND ASSUMPTIONS AND, AS A RESULT, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" ON PAGE 9 OF THIS ANNUAL REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED.

         Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties. Although we may realize economies of scale as unit volumes increase, cost of sales may increase as a percentage of net sales as we expand the proportion of wholesale sales compared to retail sales, as well as expansion of our open edition products, which historically have had lower gross margins than limited edition products. Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses. General and administrative expenses consist primarily of salaries and bonuses, rent expense and professional services such as legal and accounting fees. We expect that efforts to expand distribution and increase total sales will result in increased selling and marketing and general and administrative expenses.

         As part of our strategy of continued expansion of branded distribution and developing new brands through new artists and other visual content owners, we expect to focus on the following activities during fiscal 2001:

- Develop licensing and publishing agreements and other strategic relationships with artists and other visual content owners,
- Develop retail and promotional infrastructure in order to provide enhanced support to our dealers,
-    Seek opportunities to increase retail distribution worldwide,
-    Secure alternative financing for the continued funding of Exclaim and
-    Continue to de-emphasize our company-owned retail stores.

         As a result of implementing these strategies we anticipate that our fiscal 2001 operating results will include:

- A small increase in revenues due to new products, not based on the artwork of Thomas Kinkade, which we believe will begin to mitigate our reliance on Thomas Kinkade;
- An increase in wholesale selling, general and administrative expenses resulting from our artist diversification efforts;
- An offsetting reduction of general and administrative expenses resulting from a change in ownership of Exclaim which would result in no longer consolidating Exclaim's operations in our financial statements;
- A reduction in our retail sales which will have the effect of offsetting growth in net sales;
- A corresponding slight reduction in gross margin due to the loss of retail margin; and
- A corresponding reduction in retail selling, general and administrative expenses.

ITEM 7(A).                 FINANCIAL MARKET RISKS

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of March 31, 2000 and 1999. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations.

(IN THOUSANDS)                                                               March 31,
                                                                     ----------------------
                                                                        2000         1999
                                                                     ---------    ---------
ASSETS
      Cash and cash equivalents....................................  $   5,544    $   6,361
      Average interest rate........................................       3.64%        4.20%
LIABILITIES
      Bank line-of-credit..........................................  $       -    $       -
      Interest rate (bank reference rate at March 31, 2000,
         prime rate plus 0.5% at March 31, 1999)...................       9.00%        8.25%
      Convertible note payable to related party....................  $   1,200    $   1,200
      Fixed interest rate..........................................       8.00%        8.00%

ITEM 8.           FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         The Financial Statements and supplemental data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Members of the Board of Directors as of June 29, 2000 were as follows:

         Kenneth E. Raasch co-founded Media Arts, through a preceding company in 1990 and has been the Chairman of the Board of Directors since its inception. In addition, he was President and Chief Executive Officer of the company from March 1990 to May 1997 and Chief Executive Officer from May 1997 until October 1997. Mr. Raasch has been an independent consultant to the company since May 1999. Currently, Mr. Raasch is the Chairman of the Board of Directors of OnVANTAGE, Inc. Prior to joining the Media Arts, Mr. Raasch was the President and majority shareholder of First Med Corp., Inc., a medical billing and management company, from August 1988 until January 1990 when it was sold to Medaphis Corp., a public company.

         Thomas Kinkade co-founded Media Arts, through a preceding company in 1990 and has been the Art Director and a member of the Board of Directors since its inception in March 1990. Mr. Kinkade has provided artwork to the company for its productions since the company's inception. In addition, Mr. Kinkade's role includes providing strategic vision for the Thomas Kinkade brand, assisting in product development and communicating the company's brand message through public appearances and books. Prior to March 1990, Mr. Kinkade was a self-employed artist.

         Raymond A. Peterson has been the Vice Chairman of the Board of Directors since January 1999. He was interim Corporate Secretary from August 1999 to November 1999 and interim Chief Financial Officer from December 1999 to March 2000. He was the President and Chief Executive Officer of the company from June 1998 to July 1999. He was the Senior Vice President and Chief Financial Officer of the company from May 1993 to May 1998. Mr. Peterson is currently an independent consultant to the company. He was the Chief Executive Officer of Peterson, Sense & Company, a certified public accounting firm, for the previous 15 years, during which time he provided accounting, tax and financial planning services for the company. Prior to that, Mr. Peterson was the Corporate Tax Manager for Raychem Corporation, a multi-national manufacturing corporation, and a Senior Tax Accountant with Peat Marwick & Mitchell, currently KPMG.

         Craig A. Fleming has been the President and Chief Executive Officer of the company since July 1999 and a member of the Board of Directors since August 1999. From June 1998 to July 1999, Mr. Fleming was the President and Chief Executive Officer of Lightpost Publishing, Inc., and President of Thomas Kinkade Stores, Inc., both of which are wholly-owned subsidiaries of the company. He was President of the company from May 1997 to October 1997 and the President and Chief Executive Officer from October 1997 to May 1998. He was the Vice President of Sales for the company from November 1996 to May 1997. Prior to joining the company, Mr. Fleming held executive positions with Dorling Kindersley, National Motor Club, Fuller Brush, Kirby Company and Melaleuca, Inc.

         Michael L. Kiley has been a member of the Board of Directors since January 1997. He was Vice Chairman of the Board of Directors from June 1997 to January 1999. Mr. Kiley has been an independent consultant to the company since April 1997. In 1978, he founded Home Church and has served as Pastor since that time. Prior to founding Home Church, Mr. Kiley co-owned Business Exchange, Inc., a cooperative buying company servicing over 400 business owners.

         Norman A. Nason has been a member of the Board of Directors since April 1993. Mr. Nason is President of Saratoga Commercial Real Estate Brokerage Corporation and Saratoga Management Corporation, companies that he founded in 1976.

         W. Michael West has been a member of the Board of Directors since September 1998. Mr. West currently serves as Chairman of the Board of Directors of VINA Technologies. In addition, he serves on the Boards of Directors of several private companies and on advisory boards of three non-profit organizations. From September 1997 to January 1998, he served as Executive Vice President of Lucent Technologies following its acquisition of Octel Communications Corporation. From September 1986 to September 1997, he served at Octel Communications Corporation as Vice Chairman of the Board of Directors and President and Chief Operating Officer from 1995 to 1998 and Executive Vice President, Worldwide Sales and Marketing from 1986 to 1995. Prior to 1986 Mr. West served as an executive in the Rolm Corporation and his last position held was General Manager of the National Sales Division.

         The information regarding executive officers and additional information regarding directors required by this Item is incorporated by reference from the definitive proxy statement for the company's 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement").

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

                             PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K
(a)      The following documents are filed as part of this Form:


                                                                                                         PAGE
         1.  Financial Statements:                                                                       ----

             Report of Independent Accountants.........................................................   28

             Consolidated Balance Sheets at March 31, 2000 and 1999....................................   29

             Consolidated Income Statements for the years ended March 31, 2000, 1999 and 1998..........   30

             Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000, 1999
               and 1998................................................................................   31

             Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and
               1998....................................................................................   32

             Notes to Consolidated Financial Statements................................................   33

         2.  Financial Statement Schedules:

             For the years ended March 31, 2000, 1999 and 1998

             Schedule VIII. Valuation and Qualifying Accounts and Reserves.............................   43

             All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3. Exhibits: See Index to Exhibits on page 44. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

                  None

                          REPORT OF INDEPENDENT ACCOUNTANTS


 To the Board of Directors and
  Stockholders of Media Arts Group, Inc.

       In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at March 31, 2000 and March 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 27 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
May 9, 2000

                                        MEDIA ARTS GROUP, INC.
                                        ----------------------
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------

(IN THOUSANDS, EXCEPT SHARE DATA)                                                     March 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................      $       5,544    $       6,361
   Accounts receivable, net of allowance for doubtful accounts and
     sales returns of $1,793 and $2,058..............................             27,844           22,354
   Receivables from related parties..................................                178               73
   Inventories (Note 1)..............................................             22,102           16,683
   Prepaid expenses and other current assets.........................              4,823            4,662
   Deferred income taxes (Note 7)....................................              6,260            5,288
   Income taxes refundable...........................................                  -              611
                                                                           -------------    -------------
     Total current assets............................................             66,751           56,032
Property and equipment, net (Note 1).................................             17,780           10,971
Notes receivable.....................................................                341                -
Cash value of life insurance (Note 4)................................              2,569              920
Other assets (Note 8)................................................              2,371              223
                                                                           -------------    -------------
     Total assets....................................................      $      89,812    $      68,146
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................      $       8,640    $       4,883
   Commissions payable...............................................                945              981
   Accrued royalties.................................................                726            1,339
   Accrued compensation costs........................................              2,710            2,274
   Accrued expenses..................................................                868            1,942
   Income taxes payable..............................................              4,272            2,828
                                                                           -------------    -------------
     Total current liabilities.......................................             18,161           14,247
Deferred compensation costs (Note 4).................................              3,011              908
Deferred income tax liability (Note 7)...............................              1,032                -
Convertible notes payable to related party (Note 3)..................              1,200            1,200
                                                                           -------------    -------------
     Total liabilities...............................................             23,404           16,355
                                                                           -------------    -------------

Commitments and contingencies (Note 5)

Stockholders' equity: (Note 6)
   Preferred Stock, $0.01 par value; 1,000,000 shares authorized;
     none issued or outstanding......................................                  -                -
   Common Stock, $0.01 par value; 80,000,000 shares authorized;
     13,474,085 shares issued and 13,140,546 shares outstanding at March 31,
     2000; 13,224,380 shares issued and 12,950,412 shares
     outstanding at March 31, 1999...................................                 90               88
   Additional paid-in capital........................................             38,301           37,367
   Retained earnings.................................................             32,126           17,976
   Treasury Stock, 333,539 shares at cost at March 31, 2000;
     273,968 shares at cost at March 31, 1999........................             (4,109)          (3,640)
                                                                           -------------    -------------
       Total stockholders' equity....................................             66,408           51,791
                                                                           -------------    -------------
       Total liabilities and stockholders' equity....................      $      89,812    $      68,146
                                                                           =============    =============

       The accompanying notes are an integral part of these consolidated financial statements

                                              MEDIA ARTS GROUP, INC.
                                              ----------------------
                                          CONSOLIDATED INCOME STATEMENTS
                                          ------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                    Year Ended March 31,
                                                                           ----------------------------------------------
                                                                                2000             1999           1998
                                                                           -------------    -------------  --------------
Net sales..........................................................        $     137,990    $     126,322   $      82,650
Cost of sales......................................................               50,072           42,061          27,220
                                                                           -------------    -------------   -------------
   Gross profit....................................................               87,918           84,261          55,430
                                                                           -------------    -------------   -------------

Operating expenses:
   Selling and marketing...........................................               35,266           33,192          19,781
   General and administrative......................................               29,539           21,841          15,457
                                                                           -------------    -------------   -------------
      Total operating expenses.....................................               64,805           55,033          35,238
                                                                           -------------    -------------   -------------

Operating income...................................................               23,113           29,228          20,192
Interest income (expense)..........................................                    3              504          (1,612)
Gain on sale and leaseback.........................................                    -                -             997
Foreign exchange losses............................................                    -                -             (93)
                                                                           -------------    -------------   -------------
Income from operations before income taxes.........................               23,116           29,732          19,484
Provision for income taxes.........................................                8,966           11,380           7,209
                                                                           -------------    -------------   -------------
Income from operations before extraordinary loss...................               14,150           18,352          12,275
Extraordinary loss, net of income taxes............................                    -                -          (1,296)
                                                                           -------------    -------------   -------------

Net income.........................................................        $      14,150    $      18,352   $      10,979
                                                                           =============    =============   =============

Basic earnings per common share:
   Income from operations before extraordinary loss................        $        1.09       $     1.42   $        1.10
   Extraordinary loss, net of income taxes.........................                    -                -           (0.12)
                                                                           -------------    -------------   -------------
   Net income per common share.....................................        $        1.09    $        1.42   $        0.98
                                                                           =============    =============   =============
Diluted earnings per common share:
   Income from operations before extraordinary loss ...............        $        1.07    $        1.34   $        1.04
   Extraordinary loss, net of income taxes.........................                    -                -           (0.11)
                                                                           -------------    -------------   -------------
   Net income per common share.....................................        $        1.07    $        1.34   $        0.93
                                                                           =============    =============   =============


Shares used in net income per share computation:
   Basic...........................................................               12,983           12,924          11,190
   Diluted.........................................................               13,198           13,744          11,850

       The accompanying notes are an integral part of these consolidated financial statements

                            MEDIA ARTS GROUP, INC.
                            ----------------------
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -----------------------------------------------

(IN THOUSANDS)                                                              Retained
                                             Common Stock      Additional   Earnings      Treasury Stock
                                         ------------------     Paid-in   (Accumulated   ----------------
                                            Shares   Amount     Capital      Deficit)    Shares   Amounts    Total
                                         ---------  -------    --------    ----------    ------   -------   -------
Balance at March 31, 1997...............    11,026  $    69    $ 17,176    $  (11,355)        -   $     -   $ 5,890
Issuance of Common Stock on exercise
   of options...........................       139        1         381             -         -         -       382
Issuance of Common Stock on exercise
   of warrants..........................         3        -          21             -         -         -        21
Issuance of Common Stock for cash.......     1,500       15      17,645             -         -         -    17,660
Tax benefit of stock option transactions         -        -         187             -         -         -       187
Net income..............................         -        -           -        10,979         -         -    10,979
                                         ---------  -------    --------    ----------    ------   -------   -------
Balance at March 31, 1998...............    12,668       85      35,410          (376)        -         -    35,119
Issuance of Common Stock on exercise
   of options...........................       280        3         976             -         -         -       979
Issuance of Common Stock on exercise
   of warrants..........................       276        -           6             -         -         -         6
Reissuance of Treasury Stock............         -        -           -             -         5        56        56
Tax benefit of stock option transactions         -        -         975             -         -         -       975
Purchase of Treasury Stock..............         -        -           -                    (279)   (3,696)   (3,696)
Net income..............................         -        -           -        18,352         -         -    18,352
                                         ---------  -------    --------    ----------    ------   -------   -------
Balance at March 31, 1999...............    13,224       88      37,367        17,976      (274)   (3,640)   51,791
Issuance of Common Stock on exercise
   of options...........................       250        2         700             -         -         -       702
Reissuance of Treasury Stock............         -        -           -             -        14        49        49
Tax benefit of stock option transactions         -        -         234             -         -         -       234
Purchase of Treasury Stock..............         -        -           -             -       (74)     (518)     (518)
Net income..............................         -        -           -        14,150         -         -    14,150
                                         ---------  -------    --------    ----------    ------   -------   -------
Balance at March 31, 2000...............    13,474  $    90    $ 38,301    $   32,126      (334)  $(4,109)  $66,408
                                         =========  =======    ========    ==========    ======   =======   =======

       The accompanying notes are an integral part of these consolidated financial statements

                                              MEDIA ARTS GROUP, INC.
                                              ----------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------

(IN THOUSANDS)                                                                             Year Ended March 31,
                                                                           ------------------------------------------------
                                                                                2000            1999               1998
                                                                           -------------    -------------     -------------
Cash flows from operating activities:
   Net income.....................................................            $   14,150    $      18,352       $  10,979
   Adjustments to reconcile net income to net cash provided by continuing operating activities:
     Gain on sale and leaseback...................................                     -                -            (997)
     Depreciation.................................................                 4,185            2,424           1,385
     Amortization of deferred debt discount.......................                     -                -             812
     Deferred income taxes........................................                    60           (3,410)           (297)
     Extraordinary write-off of debt discount.....................                     -                -           1,296
     Provision for returns and allowances.........................                    59             (408)            (23)
     Provision for losses on accounts receivable..................                  (324)              32            (368)
     Changes in assets and liabilities net of effects from
       acquisition of companies:
       Accounts receivable..........................................              (6,990)          (6,079)         (8,056)
       Receivables from related parties.............................                (105)               5              36
       Inventories..................................................              (5,419)          (7,191)         (3,679)
       Prepaid expenses and other current assets....................                 244           (2,291)           (907)
       Income taxes refundable......................................                 611             (578)          1,969
       Other assets.................................................              (2,080)              23              19
       Accounts payable.............................................               3,757              (52)          2,739
       Commissions payable..........................................                 (36)             (22)            600
       Accrued compensation costs...................................                 436           (1,607)          3,167
       Deferred compensation liability..............................               2,103              908               -
       Income taxes payable.........................................               1,697            1,593           3,158
       Accrued royalties............................................                (613)             686            (560)
       Accrued expenses.............................................              (1,074)            (536)           (431)
                                                                           -------------    -------------   -------------
Net cash provided by continuing operating activities..............                10,661            1,849          10,842
Net cash provided by discontinued operations......................                     -                -             890
                                                                           -------------    -------------   -------------
Net cash provided by operating activities.........................                10,661            1,849          11,732
                                                                           -------------    -------------   -------------
Cash flows from investing activities:
   Acquisition of property and equipment..........................               (12,737)          (7,993)         (3,220)
   Proceeds from disposals of galleries...........................                 1,674                -               -
   Proceeds from payments of notes receivable.....................                 1,019                -               -
   Increase in cash surrender value of life insurance.............                (1,649)            (920)              -
   Acquisition of gallery, net of cash acquired...................                     -             (321)              -
   Proceeds from sale and leaseback...............................                     -                -           1,647
                                                                           -------------    -------------   -------------
Net cash used in investing activities.............................               (11,693)          (9,234)         (1,573)
                                                                           -------------    -------------   -------------
Cash flows from financing activities:
   Purchase of Common Stock.......................................                  (518)          (3,696)              -
   Proceeds from issuance of Common Stock, net....................                   733            1,041          18,063
   Repayment of notes payable.....................................                     -                -          (9,540)
   Repayment of line-of-credit....................................                     -                -          (2,655)
                                                                           -------------    -------------   --------------
Net cash provided by (used in) financing activities...............                   215           (2,655)          5,868
                                                                           -------------    -------------   --------------

Net increase (decrease) in cash and cash equivalents..............                  (817)         (10,040)         16,027
Cash and cash equivalents at beginning of year....................                 6,361           16,401             374
                                                                           -------------    -------------   -------------
Cash and cash equivalents at end of year..........................         $       5,544    $       6,361   $      16,401
                                                                           =============    =============   =============
Supplemental cash flow disclosures:
   Income taxes paid..............................................         $       6,689    $      13,779   $       2,395
   Interest paid..................................................                    96              175             800
     Noncash investing and financing activities (Note 9)

       The accompanying notes are an integral part of these consolidated financial statements

                                        MEDIA ARTS GROUP, INC.
                                        ----------------------
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ------------------------------------------


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY
    Media Arts Group, Inc. (the "Company" or "Media Arts"), primarily designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade, Painter of Light(R). The Company distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.

   Media Arts was incorporated in Delaware on April 28, 1993 and includes Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc. ("TK Stores"), Thomas Kinkade Media, Inc. and MAGI Sales, Inc., all of which are wholly owned subsidiaries incorporated in California, and Exclaim Technologies, Inc. ("Exclaim"), a majority-owned subsidiary incorporated in California.

   Exclaim is an Internet based applications service provider, developing products for the business-to-business market for the art, gift, home decor and furniture industries.

    Media Arts' fiscal year ends on March 31 and Exclaim's fiscal year ends on December 31. Fiscal quarters end on June 30, September 30, December 31 and March 31, respectively.

BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Media Arts and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

REVENUE RECOGNITION
   Revenue from product sales is recognized upon shipment to the customer. Reserves for estimated future returns, exchanges and credits for marketing and other sales incentives are provided upon shipment.

CASH AND CASH EQUIVALENTS
   Highly liquid investments with maturities when purchased of three months or less are classified as cash and cash equivalents.

CONCENTRATION OF CREDIT AND FOREIGN CURRENCY RISKS
   Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of trade accounts receivable from distributors and retail dealers, who operate primarily in the collectible art industry in the United States, Canada and the United Kingdom. Currently, the Company's sales to Canada and the United Kingdom are immaterial. The Company offers credit terms on the sale of its products and performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. Media Arts maintains a reserve account for potential credit losses, based on the collectibility of all accounts receivable.

INVENTORIES
   Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories at fiscal year ends were as follows:

(IN THOUSANDS)                                                                   March 31,
                                                                    -----------------------------
                                                                          2000             1999
                                                                    -------------   -------------
   Raw materials................................................... $       7,642   $       6,990
   Work in process.................................................         1,727           1,145
   Finished goods..................................................        12,733           8,548
                                                                    -------------   -------------
                                                                    $      22,102   $      16,683
                                                                    =============   =============

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

   Machinery and equipment                             5 years
   Furniture and fixtures                              7 years
   Leasehold improvements                              7 years or life of lease
   Computer hardware and software                      3 to 5 years
   Vehicles                                            4 to 5 years

Property and equipment at fiscal year ends were as follows:

(IN THOUSANDS)                                                                    March 31,
                                                                          ----------------------
                                                                            2000          1999
                                                                          --------     ---------
   Machinery and equipment.........................................       $  1,961     $   1,475
   Furniture and fixtures..........................................          3,429         2,624
   Leasehold improvements..........................................          3,146         5,159
   Computer hardware and software..................................         17,348         7,272
   Vehicles........................................................            554           584
                                                                          --------     ---------
                                                                            26,438        17,114
   Less accumulated depreciation...................................          8,658         6,143
                                                                          --------     ---------
                                                                          $ 17,780     $  10,971
                                                                          ========     =========

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

EARNINGS PER SHARE
   Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation of diluted net earnings per share when their effect is antidilutive. The following table reconciles weighted average common shares outstanding for basic earnings per share to diluted earnings per share:

(IN THOUSANDS)                                                                         March 31,
                                                                   -----------------------------------------------
                                                                          2000             1999             1998
                                                                   --------------   -------------   --------------
Weighted average common shares outstanding
   for basic earnings per share....................................        12,983          12,924           11,190
Effect of dilutive securities:
   Stock options and warrants .....................................           215             820              660
                                                                   --------------   -------------   --------------
Weighted average common shares outstanding
   for diluted earnings per share..................................        13,198          13,744           11,850
                                                                   ==============   =============   ==============

RECENT ACCOUNTING PRONOUNCEMENTS
    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effect of SFAS No. 133 until fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 in fiscal 2002. To date, the Company has not engaged in derivative or hedging activities. Although the Company does not believe SFAS No. 133 will have a material effect on its operations and financial position, the Company has not yet fully determined this statement's impact.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue, and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on the Company's financial position and results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock issued to Employees" for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not believe that the impact of FIN 44 will have a material effect on its financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

   Certain original art works used for reproductions by Media Arts have been supplied by Thomas Kinkade, a founder and significant stockholder of Media Arts, and remain his property. Media Arts incurred royalties in the amounts of $9,685,000, $10,697,000 and $3,919,000 to Mr. Kinkade under various licensing agreements for the years ended March 31, 2000, 1999 and 1998, respectively.

   Effective September 15, 1999, Media Arts sold the Company-owned Thomas Kinkade Stores located in Monterey and Carmel, California to an entity in which a relative of a founder and member of the Board of Directors is an investor. Consideration for this sale consisted of cash of $75,000 and an 8.5% promissory note in the amount of $678,000 due in August 2006 with semi-annual principal and interest payments. The inventory in the stores at the time of the transfer was sold under a separate transaction at normal wholesale prices with extended payment terms. The terms of this Company-owned store sale are consistent with the terms for the sales of other Company-owned stores to non-related parties. The Company commissioned an independent valuation of the Company-owned stores in Monterey and Carmel, California and the terms of the sale were based upon the independent valuation.

NOTE 3 - DEBT

   On October 27, 1999, the Company entered into a loan agreement (the "Loan Agreement") with a bank for a $20,000,000 line-of-credit which includes a facility for up to $10,000,000 in support of letters of credit. The line-of-credit may be increased to $30,000,000, including an increase in letters of credit to $20,000,000, if the Company's rolling four quarter earnings before interest, taxes, depreciation and amortization for two consecutive quarters exceeds $30,000,000. The total amount available under the line was $20,000,000 at March 31, 2000. Borrowings under the line bear interest at either the bank's reference rate (9.0% per annum at March 31, 2000) or the effective LIBOR rate for the borrowing term plus 1.5 percent, at the Company's discretion. Borrowings under the line are secured by substantially all of the Company's assets. Interest payments are due monthly and the principal is due in September 2001. There were no outstanding borrowings under the line-of-credit at March 31, 2000. The Loan Agreement requires the maintenance of various financial covenants and does not permit the payment of dividends without the prior written consent of the bank.

   On February 21, 1997, the Company entered into a financing agreement with a bank for a $10,000,000 line-of-credit (the "Senior Debt") which included a facility for up to $2,000,000 in support of trade letters of credit. The Senior Debt was terminated in October 1999 in conjunction with entering into the Loan Agreement.

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

   On June 1, 1995, the Company acquired a gallery located in San Jose, California, owned and operated by the spouse of a founder. Consideration for this acquisition consisted of cash of $31,000, an 8% promissory note in the amount of $299,000 which was repaid in July 1996 and an 8% convertible note in the amount of $1,200,000 due in October 2002. The convertible note is convertible into Common Stock of the Company at a conversion price of $7.25 per share (as adjusted in accordance with the terms of the convertible note).

NOTE 4 - DEFERRED COMPENSATION PLANS

   The Company has a nonqualified deferred compensation plan which allows eligible employees and directors to annually elect to defer a portion of their compensation within the meanings of the related provisions under the Employee Retirement Income Security Act of 1974, as amended. The deferred compensation together with accumulated earnings is distributable in cash in specified future periods, on termination of employment, or at any time subject to penalty. Deferred compensation and accumulated earnings totaled $3,011,000 and $908,000 at March 31, 2000 and 1999, respectively. The deferred compensation plan is fully funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The Company may make discretionary contributions to the plan. In fiscal 2000 and 1999, no employer contributions were made. In the event of the Company's insolvency, the assets held under the plan are subject to claims of the Company's creditors.

   The Company has a qualified defined contribution retirement 401(k) plan, the Media Arts Group, Inc. FLEXPLUS Retirement Savings Plan (the "Savings Plan"), which is available to employees who meet certain service requirements. The Savings Plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code section 401(k). Under the Savings Plan, the Company may, at its discretion, match all or a portion of the employees' contribution under a predetermined formula. The Company's contributions vest over five years. Company contributions to the Savings Plan were $145,000 and $65,000 in fiscal 2000 and 1999, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

   The Company has certain noncancellable operating leases for facilities. Future minimum lease commitments under noncancellable leases as of March 31, 2000 are as follows:

                (IN THOUSANDS)
                Fiscal Year
                -----------
                2001...............................................$        3,147
                2002...............................................         5,072
                2003...............................................         4,020
                2004...............................................         3,939
                2005...............................................         3,830
                Thereafter.........................................        39,015
                                                                   --------------
                Total minimum lease payments.......................$       59,023
                                                                   ==============

   In December 1999, the Company entered into three noncancellable 15 year operating leases commencing April 1, 2001 for facilities to be developed in Morgan Hill, California. The three leased facilities will consist of a combined approximately 274,000 square feet of office, manufacturing and warehouse space.

   Rent expense under operating leases was $3,785,000, $3,309,000 and $2,933,000 for the years ended March 31, 2000, 1999 and 1998, respectively. TK Stores maintains leases for certain art galleries which stipulate that additional rent will be payable if the revenues of those galleries exceed a certain amount.

   An officer has entered into a five year employment agreement with the Company. Compensation payable under the agreement, excluding performance bonuses, aggregates $205,000, $205,000 and $103,000 for the years ending March 31, 2001, 2002 and 2003, respectively. The agreement provides for the employee to receive all salary and bonus payments that would have been payable to him under the agreement after a change in control of the Company which results in the termination of the officer's employment.

NOTE 6 - STOCKHOLDERS' EQUITY

   On February 21, 1997, the Company issued 1,148,693 shares of Common Stock to the holders of the Subordinated Debt (See Note 9). In conjunction with the negotiation of a new License Agreement with Thomas Kinkade in December 1997, the Company issued to Thomas Kinkade an option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $12.375 per share.

   In February 1994, the Company adopted the Employee Stock Option Plan (the "Employee Plan") and the Stock Option Plan for Outside Directors (the "Directors Plan") under which 1,124,863 shares and 50,000 shares, respectively, of Common Stock were reserved for issuance to employees and outside directors.

   In September 1998, the Company adopted the Media Arts Group, Inc. Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. The Purchase Plan provides that all eligible employees may purchase the Company's Common Stock at 85% of its fair market value on specific dates. Sales under the Purchase Plan in fiscal 2000 and fiscal 1999 were 14,729 and 4,632 shares of Common Stock, respectively, with a total selling price of approximately $49,000 and $56,000, respectively. As of March 31, 2000, there were 105,639 shares available for purchase.

   In September 1998, the Company adopted the Media Arts Group, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan replaced the Employee Plan and the Directors Plan. Total shares reserved for issuance for the 1998 Plan were 1,436,581 and include ungranted shares remaining from the Employee Plan and the Directors Plan as of the inception of the 1998 Plan. Key employees of the Company, including, without limitation, independent contractors, are eligible to receive awards under the 1998 Plan. Directors who are not employees of the Company or any of its subsidiaries are also eligible to receive grants under the Plan.

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

   The following table summarizes option activities:

                                                                              Options Outstanding
                                                                          ---------------------------
                                                                                             Weighted
                                                             Options                          Average
                                                            Available          Options        Exercise
                                                            For Grant       Outstanding         Price
                                                         -------------    -----------------------------
                Balance at March 31, 1997............          368,978          707,165      $  3.15
                Reserved.............................          990,000                -            -
                Granted..............................       (1,127,000)       1,127,000         8.94
                Exercised............................                -         (138,665)        2.84
                Expired..............................           83,303          (96,484)        3.86
                                                        --------------    -------------
                Balance at March 31, 1998............          315,281        1,599,016         7.15
                Reserved.............................          500,000                -            -
                Granted..............................         (596,498)         596,498        13.16
                Exercised............................                -         (269,842)        3.52
                Expired..............................           51,300          (51,300)        6.71
                                                        --------------    -------------
                Balance at March 31, 1999............          270,083        1,874,372         9.57
                Reserved.............................          650,000                -            -
                Granted..............................       (1,166,000)       1,166,000         5.06
                Exercised............................                -         (249,705)        2.85
                Expired..............................          396,095         (396,095)       10.10
                                                        --------------    -------------
                Balance at March 31, 2000............          150,178        2,394,572         7.97
                                                        ==============    =============

   On September 3, 1998 the Company canceled 363,500 options with exercise prices between $19.19 and $20.75 (a weighted average exercise price of $20.31). New options were granted on September 17, 1998 with an exercise price of $12.00 which generally vest over 3 years from the new grant date.

   In February 2000, the Company granted 50,000 non-qualified stock options to an individual who was neither an employee or director at the fair market value of the Common Stock as of the date of grant. In accordance with the provisions of SFAS No. 123, the Company will record as expense the fair value of the options as they vest. The estimated fair value of the option grant as of March 31, 2000 was $337,000. As of March 31, 2000, none of the options had vested, and accordingly, no expense has been recorded during the fiscal year then ended. In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase due to changes in the estimated fair value of the option grant.

   As of March 31, 2000, options to purchase 1,052,107 shares of Common Stock were fully vested. The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2000:

                                                    Options Outstanding                  Options Exercisable
                                           ------------------------------------------- -----------------------
                                                         Weighted
                                            Number        Average                       Number       Weighted
                              Range of    Outstanding    Remaining      Weighted       Exercisable    Average
                              Exercise    at March 31,   Contractual    Average        at March 31,  Exercise
                               Prices         2000       Life (Years)  Exercise Price     2000         Price
                          --------------  ------------   ------------  ---------------  -----------   --------
                          $0.01 - $3.70         56,374        4.5         $   2.36           56,374    $  2.36
                           3.71 -  5.55      1,183,084        8.8             4.56          190,034       4.56
                           5.56 -  9.25        241,409        8.5             7.70           77,219       7.44
                           9.26 - 11.09         24,740        7.3             9.76           24,080       9.75
                          11.10 - 12.95        767,585        7.7            12.29          666,275      12.34
                          12.96 - 18.50         69,000        8.8            14.46           18,770      14.89
                          18.51 - 25.00         52,380        7.9            19.52           19,355      19.61
                                          ------------                                  -----------
                                             2,394,572                                    1,052,107
                                          ============                                  ===========

   The Company applies the provisions of APB No. 25 and related
Interpretations in accounting for compensation expense under the Company's option plans. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                                                      Year Ended March 31,
                                                                   -----------------------------------------------
   (IN THOUSANDS, EXCEPT PER SHARE DATA)                                  2000            1999             1998
                                                                   --------------   -------------   --------------
Income from operations before extraordinary loss
   As reported.....................................................  $     14,150   $      18,352   $       12,275
   Pro forma.......................................................        13,386          18,088           12,084

Net income
   As reported.....................................................        14,150          18,352           10,979
   Pro forma.......................................................        13,386          18,088           10,788

Income from operations before extraordinary loss
  per share
   Basic:
      As reported..................................................          1.09            1.42             1.10
      Pro forma ...................................................          0.90            1.45             1.10
   Diluted:
      As reported..................................................          1.07            1.34             1.04
      Pro forma ...................................................          0.89            1.36             1.04

Net income per share:
   Basic
      As reported..................................................          1.09            1.42             0.98
      Pro forma ...................................................          0.90            1.45             0.98
   Diluted
      As reported..................................................          1.07            1.34             0.93
      Pro forma ...................................................          0.89            1.36             0.93

   The fair value of the shares granted under the Company's option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 4.5 years; expected volatility of 75%; and a risk-free interest rate of 6.0%, 5.5% and 6.0% for the years ended March 31, 2000, 1999 and 1998, respectively. The pro forma amounts reflect compensation expense related to stock options granted during the years ended March 31, 2000, 1999 and 1998 only. In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase relative to the fair value of stock options granted in those years.

NOTE 7 - INCOME TAXES

   The provision for income taxes consists of the following:

                                                                                   Year Ended March 31,
                                                                   -----------------------------------------------
(IN THOUSANDS)                                                             2000            1999             1998
                                                                   --------------   -------------   --------------
Current:
      Federal   ...................................................$        6,871   $      12,027   $        6,150
      State     ...................................................         2,035           2,763            1,356
                                                                   --------------   -------------   --------------
                                                                            8,906          14,790            7,506
                                                                   --------------   -------------   --------------
Deferred:
      Federal   ...................................................            65          (2,894)             (37)
      State     ...................................................            (5)           (516)            (260)
                                                                   --------------   -------------   --------------
                                                                               60          (3,410)            (297)
                                                                   --------------   -------------   --------------

                                                                   $        8,966   $      11,380   $        7,209
                                                                   ==============   =============   ==============

   A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

                                                                                          Year Ended March 31,
                                                                          -----------------------------------------------
                                                                                2000             1999            1998
                                                                          -------------    ------------    -------------
      Federal statutory income tax rate............................                  35%             35%              34%
      State income taxes...........................................                   9               5                5
      Other........................................................                  (5)             (2)              (2)
                                                                          -------------    ------------    -------------
                                                                                     39%             38%              37%
                                                                          =============    ============    =============

   Net current deferred income tax assets consisted of :

                                                                                   March 31,
                                                                      ------------------------------
   (IN THOUSANDS)                                                          2000              1999
                                                                      -------------    ------------
      Inventory reserves and capitalized overhead..................   $       3,255    $      2,708
      Deferred compensation........................................           1,223             353
      State income taxes...........................................             694             922
      Allowances for sales returns and doubtful accounts...........             626             807
      Accrued compensation costs...................................             299             250
      Other........................................................             163             248
                                                                      -------------    ------------
      Net current deferred income tax assets.......................   $       6,260    $      5,288
                                                                      =============    ============

   Net non-current deferred income tax liabilities consisted of :

                                                                                 March 31,
                                                                    ------------------------------
   (IN THOUSANDS)                                                          2000              1999
                                                                    --------------   -------------
      Capitalized labor for internally developed software..........  $       2,559   $           -
      Deferred gain on sales of Company-owned stores...............         (1,150)              -
      Other........................................................           (377)              -
                                                                    --------------   -------------
      Net non-current deferred income tax liabilities.............. $        1,032   $           -
                                                                    ==============   =============

NOTE 8 - SALE OF COMPANY-OWNED STORES

   During fiscal 2000 Media Arts sold 26 of its Company-owned stores to Signature Gallery owners. Through these sales, $1.5 million of inventory and $1.7 million of fixed assets were sold. In addition, the Company has received $4.3 million in notes receivable in connection with these sales. The terms on the notes are generally five to seven years and bear interest of 8.5% per annum. The Company has not recognized any gains on the sales of Company-owned stores due to the significant notes receivable that have been taken. The Company will continue to defer the recognition of gains on past and future sales until such time that the sales of all Company-owned stores which the Company intends to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Deferred gains total $2.2 million as of March 31, 2000. Due to the uncertainty of the collectibility of the notes and eventual recognition of gains, the Company has reported the net of the notes receivable and deferred gains as other assets at March 31, 2000.

NOTE 9 - NON-CASH INVESTING AND FINANCING ACTIVITIES

   During September 1999, the Company revised its credit policies by automating components of the credit granting and customer order acceptance processes. The changes in the Company's credit policies resulted in overall reductions in customer credit limits. Due to this reduction, several customers who were in compliance with the Company's previous credit policy, were no longer able to place orders and receive product. Accordingly, $1.8 million of accounts receivable were converted to notes receivable during September and October, 1999. The notes bear interest of 9.5% per annum and generally have one to two year terms with monthly principal and interest payments. Media Arts maintains a reserve account for potential losses based on the collectibility of these notes receivable.

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

   The tax benefit of stock option transactions aggregated $234,000 and $975,000 during fiscal 2000 and 1999, respectively.

NOTE 10 - GAIN ON SALE AND LEASEBACK

   In July 1997, the Company exercised an option to purchase its San Jose, California leasehold facility. The Company simultaneously sold the facility and entered into a four year lease agreement with the purchaser. The gain on the sale and leaseback of the facility, after transaction costs of $110,000 and deferral of $650,000 to offset future rent increases as compared to the previous lease, aggregated $997,000.

NOTE 11 - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

   Media Arts has three operating segments: wholesale, retail and business-to-business ("B2B") Internet. The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company's e-commerce web-site, thomaskinkade.com. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. The B2B Internet segment consists of the operations of Exclaim, which is developing vertical B2B trade communities that will link buyers and sellers together to create supply chain efficiencies. The first industry applications are intended to be the fine art, gift and collectibles, furniture and home decor industries. The Company believes that these B2B Internet products may be scalable and may leverage Exclaim into other highly fragmented industries. Exclaim is currently seeking alternative sources of financing and if successful, the Company will discontinue funding Exclaim's operations. While the Company continues to fund Exclaim, the Company intends to evaluate its options regarding future investments in Exclaim. The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment for diversification. Information on the Company's reportable segments for fiscal years 2000, 1999 and 1998 is as follows:

                                                                                  Year Ended March 31,
                                                                   -----------------------------------------------
(IN THOUSANDS)                                                            2000             1999           1998
                                                                   -----------------  --------------  ------------
Revenues
   External wholesale..............................................$      121,042   $      98,967   $       62,083
   Intersegment wholesale..........................................         8,957          15,097            8,356
   Retail..........................................................        16,826          27,355           20,567
   B2B Internet....................................................           122               -                -
   Eliminations....................................................        (8,957)        (15,097)          (8,356)
                                                                   --------------   -------------   --------------
   Total company...................................................$      137,990   $     126,322   $       82,650
                                                                   ==============   =============   ==============

Operating income (loss)
   Wholesale.......................................................$       35,755   $      33,164   $       18,719
   Retail..........................................................        (4,032)         (2,119)           1,357
   B2B Internet....................................................        (6,857)              -                -
   Eliminations....................................................        (1,753)         (1,817)             116
                                                                   --------------   --------------  --------------
   Total company...................................................$       23,113   $      29,228   $       20,192
                                                                   ==============   =============   ==============

Assets
   Wholesale.......................................................$       83,977   $      60,737   $       46,946
   Retail..........................................................         3,261          11,558            6,725
   B2B Internet....................................................         3,798               -                -
   Eliminations....................................................        (1,224)         (4,149)          (2,332)
                                                                   --------------   -------------   --------------
   Total company...................................................$       89,812   $      68,146   $       51,339
                                                                   ==============   =============   ==============

Depreciation and amortization
   Wholesale.......................................................$        2,618   $       1,886   $        1,842
   Retail..........................................................         1,162             538              355
   B2B Internet....................................................           405               -                -
                                                                   --------------   -------------   --------------
   Total company...................................................$        4,185   $       2,424   $        2,197
                                                                   ==============   =============   ==============

Capital expenditures
   Wholesale.......................................................$        8,487   $       4,734   $        2,790
   Retail..........................................................            72           3,259              430
   B2B Internet....................................................         4,178               -                -
                                                                   --------------   -------------   --------------
   Total company...................................................$       12,737   $       7,993   $        3,220
                                                                   ==============   =============   ==============

   Media Arts currently does not sell to geographic regions outside the United States, Canada and the United Kingdom. Currently, sales to Canada and the United Kingdom are immaterial. During 2000, 1999 and 1998, no customers accounted for greater than 10% of net sales.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     MEDIA ARTS GROUP, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                   BALANCE AT       CHARGED TO                            BALANCE
                                                  BEGINNING OF       COSTS AND                             AT END
Description                                          PERIOD           EXPENSES        DEDUCTIONS         OF PERIOD
---------------------------------                 ------------     -------------    -------------      ------------
YEAR ENDED MARCH 31, 1998:
   Reserve for Returns and Allowances.......     $       1,639    $        3,706    $      (3,729)     $      1,616
   Allowance for Doubtful Accounts..........             1,186               369             (737)              818

YEAR ENDED MARCH 31, 1999:
   Reserve for Returns and Allowances.......             1,616            12,336          (12,744)            1,208
   Allowance for Doubtful Accounts..........               818               384             (352)              850

YEAR ENDED MARCH 31, 2000:
   Reserve for Returns and Allowances.......             1,208             8,568           (8,509)            1,267
   Allowance for Doubtful Accounts..........     $         850    $          980    $      (1,304)     $        526

            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

(a)  The following exhibits are filed herewith:

EXHIBIT
NUMBER     EXHIBIT TITLE
-------    -------------
3.1(1)     Amended and Restated Certificate of Incorporation.
3.2(5)     Bylaws.
3.3(1)     Form of Specimen Common Stock Certificate.
3.4(8)     Amended and Restated Certificate of Incorporation.
10.5(5)    Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.8(3)    Employment Agreement entered into between the Company and Richard F.
           Barnett, dated as of March 31, 1996.
10.12(5)   License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.18(2)   Financing Agreement dated as of February 21, 1997 by and among CIT
           Group/Business Credit, Inc., the Company, Thomas Kinkade Stores, Inc.
           and California Coast Galleries, Inc.
10.20(4)   Lease Agreement between Limar Realty Corp. #36 and the Company, dated as of May 22, 1997.
10.23(5)   Consulting Agreement between the Company and Mike Kiley, dated as of
           April 1, 1997.
10.24(5)   Amendment to Consulting Agreement between the Company and Mike Kiley, dated as of August 1, 1997.
10.25(5)   Purchase and Sale Agreement by and between the Company and Limar
           Realty Corp. #36, dated as of June 3, 1997.
10.26(5)   Form of Director Indemnity Agreement.
10.27(5)   Second Amendment to Employment Agreement between the Company and John
           R. Lackner, dated as of February 11, 1998.
10.28(6)   Second Amendment to Consulting Agreement between the Company and
           Mike Kiley, dated as of April 1, 1998.
10.29(7)   Employee Nonqualified Stock Option Agreement entered into between the
           Company and Thomas Kinkade, dated December 3, 1997.
10.32(9)   1998 Stock Incentive Plan.
10.33(10)  Separation and Consulting Agreement between the Company and Kenneth E.
           Raasch, dated as of May 27, 1999.
10.34(10)  Stock Sale Agreement between the Company and Kenneth E. Raasch, dated as of May 27, 1999.
10.36(11)  Consulting Agreement between the Company and Raymond A. Peterson, dated as of August 4, 1999.
10.37(12)  Third Amendment to Consulting Agreement between the Company and
           Mike Kiley, dated as of April 1, 1999.
10.38(13)  Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement,
           dated as of October 27, 1999.
10.39(13)  Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40(13)  Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41(13)  Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
21.1       Subsidiaries of the Registrant.
23.1       Consent of PricewaterhouseCoopers LLP.
24.1       Power of Attorney.
27.1       Financial Data Schedule (EDGAR version only)

----------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).

(2) Incorporated by reference from the Company's Form 8-K dated February 21, 1997 (File No. 0-24294).

(3) Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 0-24294).

(4) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1997 (File No. 0-24294).

(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815)

(6) Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1998 (File No. 0-24294).

(7) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-24294).

(8) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-24294).

(9) Incorporated by reference from the Company's Registration Statement on Form S-8 filed December 3, 1998 (File No. 333-68301).

(10) Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-24294).

(11) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 1999 (File No. 0-24294).

(12) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-24294).

(13) Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).

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


MEDIA ARTS GROUP, INC.
----------------------
(Registrant)




/s/  Michael J. Catelani
------------------------------
MICHAEL J. CATELANI
VICE PRESIDENT OF FINANCE
(PRINCIPAL ACCOUNTING OFFICER)


Dated: June 29, 2000