Form 10-Q
period 2000-06-30
MEDIA ARTS GROUP INC
filed 2000-08-14
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,144,370 at June 30, 2000.

This report consists of 21 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       June 30, 2000 and March 31, 2000                                 3

     Condensed Consolidated Statements of Income for the
       Three Month Periods Ended June 30, 2000 and 1999                 4

     Condensed Consolidated Statements of Cash Flows for
       the Three Month Periods Ended June 30, 2000 and 1999             5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      11

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        17

Part II:  Other Information

   Item 1:  Legal Proceedings                                          19

   Item 2:  Changes in Securities                                      19

   Item 3:  Defaults upon Senior Securities                            19

   Item 4:  Submission of Matters to a Vote of Security Holders        19

   Item 5:  Other Information                                          19

   Item 6:  Exhibits and Reports on Form 8-K                           19

   Signatures                                                          20

                          MEDIA ARTS GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, UNAUDITED)

                                                   June 30,     March 31,
                                                     2000         2000
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $   2,123    $   5,544
  Accounts receivable, net                            27,996       27,844
  Inventories                                         22,824       22,102
  Prepaid expenses and other current assets            5,993        5,001
  Deferred income taxes                                6,363        6,260
                                                   ---------    ---------
    Total current assets                              65,299       66,751
Property and equipment, net                           17,397       17,780
Notes receivable                                         205          341
Cash value of life insurance                           2,763        2,569
Other assets                                           2,362        2,371
                                                   ---------    ---------
    Total assets                                   $  88,026    $  89,812
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   5,230    $   8,640
  Commissions payable                                    691          945
  Accrued royalties                                      594          726
  Accrued compensation costs                           2,183        2,710
  Accrued expenses                                       726          868
  Income taxes payable                                 3,993        4,272
  Capital lease obligation, current                      320           --
                                                   ---------    ---------
    Total current liabilities                         13,737       18,161
Capital lease obligation, long term                      525           --
Deferred compensation cost                             3,210        3,011
Deferred income tax liability                          1,032        1,032
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 19,704       23,404
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            90           90
  Additional paid-in capital                          38,311       38,301
  Retained earnings                                   33,755       32,126
  Treasury stock                                      (3,834)      (4,109)
                                                   ---------    ---------
    Total stockholders' equity                        68,322       66,408
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $  88,026    $  89,812
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                                      2000         1999
                                                   ---------    ---------
Net sales                                          $  28,978    $  25,745
Cost of sales                                         10,403        9,827
                                                   ---------    ---------
    Gross profit                                      18,575       15,918
                                                   ---------    ---------
Operating expenses:
  Selling and marketing                                7,730        8,929
  General and administrative                           7,901        6,362
                                                   ---------    ---------
    Total operating expenses                          15,631       15,291
                                                   ---------    ---------
Operating income                                       2,944          627
Interest income                                           46           10
                                                   ---------    ---------
Income before income taxes                             2,990          637
Provision for income taxes                             1,106          249
                                                   ---------    ---------
Net income                                         $   1,884    $     388
                                                   =========    =========
Net income per share:
  Basic                                            $    0.14    $    0.03
  Diluted                                          $    0.14    $    0.03
Shares used in net income per share computation:
  Basic                                               13,147       12,932
  Diluted                                             13,233       13,214

See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                                      2000        1999
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $   1,884   $     388
  Adjustments to reconcile to net cash
    provided by (used in) operating activities:
  Depreciation                                          1,520         937
  Deferred income taxes                                  (103)        (31)
  Provision for returns and allowances                   (259)       (125)
  Provision for losses on accounts receivable             229         (88)
  Changes in assets and liabilities:
    Accounts receivable                                (1,133)      2,961
    Inventories                                          (722)     (2,156)
    Prepaid expenses and other assets                     425          22
    Accounts payable                                   (2,925)      1,671
    Commissions payable                                  (254)       (308)
    Accrued compensation costs                           (527)     (1,228)
    Income taxes payable                                 (279)        157
    Accrued expenses                                     (142)       (487)
    Accrued royalties                                    (132)       (147)
    Deferred compensation liability                       199         545
                                                    ---------   ---------
Net cash provided by (used in) operating activities    (2,219)      2,111
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment               (1,300)     (3,365)
  Proceeds from disposals of galleries                    104         191
  Proceeds from payments of notes receivable              159          --
  Increase in cash surrender value of life insurance     (194)       (435)
                                                    ---------   ---------
Net cash used in investing activities                  (1,231)     (3,609)
                                                    ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                   29          84
  Purchases of Common Stock                                --        (517)
                                                    ---------   ---------
Net cash provided by (used in) financing activities        29        (433)
                                                    ---------   ---------
Net decrease in cash and cash equivalents              (3,421)     (1,931)
Cash and cash equivalents at beginning of period        5,544       6,361
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   2,123   $   4,430
                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                       MEDIA ARTS GROUP, INC.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc. and Thomas Kinkade Stores, Inc., and Exclaim Technologies, Inc. ("Exclaim"), a majority owned subsidiary. The Company primarily designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade. The Company's primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes. Exclaim is an Internet based applications service provider, developing products for the business-to-business market for the art, gift and home decor industries.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2001.


NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands):

                                                     Three Months Ended
                                                          June 30,
                                                      2000        1999
                                                    ---------   ---------
Weighted average number of shares - basic              13,147      12,932
Incremental shares from assumed issuance
  of stock options                                         86         282
                                                    ---------   ---------
Weighted average number of shares - diluted            13,233      13,214
                                                    =========   =========


NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                    June 30,    March 31,
                                                      2000        2000
                                                    ---------   ---------
Raw materials                                       $   8,139   $   7,642
Work-in-process                                         2,750       1,727
Finished goods                                         11,935      12,733
                                                    ---------   ---------
                                                    $  22,824   $  22,102
                                                    =========   =========


NOTE 4 - Sale of Company-owned stores

During the three months ended June 30, 2000, the Company sold three of its Company-owned stores to Signature Gallery owners, bringing the total number of stores sold to 29. Since the Company began selling Company-owned stores, $1.7 million of inventory and $2.0 million of fixed assets have been sold.
In addition, the Company has received $4.5 million in notes receivable in connection with these sales. The terms on the notes are generally five to seven years and bear interest of 8.5% per annum. The Company has not recognized any gains on the sales of Company-owned stores due to the significant notes receivable that have been taken. The Company will continue to defer the recognition of gains on past and future sales until such time that the sales of all company-owned stores which the Company intends to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Deferred gains total $2.6 million as of June 30, 2000.
 Due to the uncertainty of
the collectibility of the notes and eventual recognition of gains, the Company has reported the net of the notes receivable and deferred gains as other assets at June 30, 2000.


NOTE 5 - Capital Lease Obligation

During the period ended June 30, 2000, Exclaim entered into a 36 month capital lease, bearing interest at 8.9% per annum, for the purchase of $914,000 of computer equipment and software. Future capital lease payments under the capital lease as of June 30, 2000 are as follows (in thousands):

Fiscal Year
-----------
2001                                                $     250
2002                                                      346
2003                                                      197
2004                                                       52
                                                    ---------
                                                    $     845
                                                    =========


NOTE 6 - Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its reported net income.


NOTE 7 - Operating Segments and Geographic Information

The Company has three operating segments: wholesale, retail and business-to-business ("B2B") Internet. The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company's e-commerce web-site, thomaskinkade.com. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. The
B2B Internet segment consists of the operations of Exclaim, which is developing vertical B2B trade communities that link buyers and sellers together to create supply chain efficiencies. The first industry applications are in the fine art, gift and collectibles, furniture and home decor industries. The Company believes that these B2B Internet products may be scalable and may leverage Exclaim into other highly fragmented industries. Exclaim is currently seeking alternative sources of financing and if successful, the Company will discontinue funding Exclaim's operations. While the Company continues to fund Exclaim, the Company intends to evaluate its options, including future investments in, or reorganization of, Exclaim. There can be no assurance that Exclaim's search for alternative sources of financing will be successful and the Company may not have the necessary resources to continue funding Exclaim in the event that alternative sources of financing are not obtained. In addition, if alternative sources of financing are not available, there may be doubt as to the eventual realization of the Company's investment in Exclaim. The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment. Information on the Company's reportable segments for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                               Three Months Ended June 30,
                                                      2000        1999
                                                    ---------   ---------
Revenues:
  External wholesale                                $  28,172   $  19,389
  Intersegment wholesale                                  205       3,530
  Retail                                                  805       6,301
  B2B Internet                                              1          55
  Eliminations                                           (205)     (3,530)
                                                    ---------   ---------
Total company                                       $  28,978   $  25,745
                                                    =========   =========

Operating income (loss):
  Wholesale                                         $   6,737   $   2,469
  Retail                                                 (640)       (984)
  B2B Internet                                         (3,699)       (406)
  Eliminations                                            546        (452)
                                                    ---------   ---------
Total company                                       $   2,944   $     627
                                                    =========   =========

Assets:
  Wholesale                                         $  81,520   $  60,370
  Retail                                                2,213      10,691
  B2B Internet                                          4,710       1,937
  Eliminations                                           (417)     (4,365)
                                                    ---------   ---------
Total company                                       $  88,026   $  68,633
                                                    =========   =========

Depreciation and amortization:
  Wholesale                                         $   1,279   $     571
  Retail                                                  176         366
  B2B Internet                                             65          --
                                                    ---------   ---------
Total company                                       $   1,520   $     937
                                                    =========   =========

Capital expenditures:
  Wholesale                                         $     393   $   3,002
  Retail                                                   --          69
  B2B Internet                                            907         294
                                                    ---------   ---------
Total company                                       $   1,300   $   3,365
                                                    =========   =========

Media Arts currently does not sell to geographic regions outside the United States, Canada and the United Kingdom. Currently, sales to Canada and the United Kingdom are immaterial. During the three months ended June 30, 2000 and 1999 no customer accounted for greater than 10% of net sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 2000 which contains the audited financial statements and notes thereto for the years ended March 31, 2000, 1999 and 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Forward looking statements in this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended March 31, 2000, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 2000 were $29.0 million, a 12.6% increase from $25.7 million for the same period in the prior year. The increase in net sales was primarily attributable to the increase in the number of Signature Galleries to 322 as of June 30, 2000 from 195 as of June 30, 1999, as well as increased distribution in non-branded retail outlets.

Gross Profit

Gross profit increased by $2.7 million, or 16.7%, to $18.6 million for the three months ended June 30, 2000 from $15.9 million for the same period in the prior year. Consolidated gross margin was 64.1% for the three months ended June 30, 2000, compared to 61.8% for the same period in the prior year. The increase in gross profit in absolute terms was due primarily to increased sales levels. The increase in gross margin was due to the prior year's margin being reduced due to under absorbed manufacturing capacity resulting from lower than expected sales.

Selling and Marketing Expenses

Selling and marketing expenses were $7.7 million for the three months ended June 30, 2000 compared to $8.9 million for the same period in the prior year. As a percentage of net sales, selling and marketing expenses were 26.7% for the three months ended June 30, 2000 compared to 34.7% for the same period in the prior year. Selling and marketing expenses decreased due to reduced salaries resulting from the transfer of company-owned Thomas Kinkade Stores to Signature Gallery owners as well as reduced commissions resulting from a more challenging field sales compensation plan than in the prior period.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended June 30, 2000 compared to $6.4 million for the same period in the prior year. Expressed as a percentage of net sales, general and administrative expenses for the three months ended June 30, 2000 were 27.3% compared to 24.7% for the same period in the prior year. The increase in general and administrative expenses was primarily due to a $2.3 million increase in general and administrative costs related to Exclaim, offset by effective cost control measures and a reduction in costs associated with the operations of our company-owned Thomas Kinkade Stores as a result of the transfers of stores to Signature Gallery owners.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, our company-owned Thomas Kinkade Stores, other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-site, thomaskinkade.com. Net sales to wholesale customers before inter-segment eliminations increased 23.8% to $28.4 million in the three months ended
June 30, 2000 compared to $22.9 million in the same period in the prior year. The increase in net sales for this segment was primarily due to the increase in the number of Signature Galleries, as well as increased distribution in non-branded retail outlets. Sales to Signature Galleries increased 36.4% to $13.9 million in the three months ended June 30, 2000 from $10.2 million in the same period in the prior year due to an increase in the number of Signature Galleries to 322 as of June 30, 2000 from 195 as of June 30, 1999.

Operating income for the wholesale segment before inter-segment eliminations increased 111.9% to $6.2 million in the three months ended June 30, 2000 compared to $2.9 million in the same period in the prior year. Operating margin for the wholesale segment before inter-segment eliminations increased to 21.8% in the three months ended June 30, 2000 from 12.7% in the same period. The increase was primarily due to increased sales during the period as well as reduced selling and marketing expenses due to reduced commissions resulting from a more challenging field sales compensation plan than in the prior period.

Retail Segment

Net sales for the retail segment consists of sales by company-owned Thomas Kinkade Stores. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers. Net sales for the retail segment decreased 87.2% to $805,000 in the three months ended June 30, 2000 compared to $6.3 million in the same period in the prior year. The decrease in net sales was primarily due to the transfer of 27 company-owned Thomas Kinkade Stores to Signature Gallery owners since June 30, 1999. There were four company-owned stores as of June 30, 2000 compared to 31 as of June 30, 1999. We have not recognized any gains on the sales of company-owned stores due to the significant notes receivable that have been taken. We will continue to defer the recognition of gains on past and future sales until such time that the sales of all company-owned stores which we intend to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Due to the uncertainty of the collectibility of the notes receivable taken in connection with these sales and the eventual recognition of gains, we have reported the net of the notes receivable and deferred gains as other assets at June 30, 2000.

Operating losses for the retail segment decreased 35.0% to $640,000 in the three months ended June 30, 2000 compared to $984,000 in the same period in the prior year primarily due to the transfer of stores to Signature Gallery owners.

Business-to-Business Internet Segment.

Our B2B Internet segment consists solely of the operations of Exclaim, which is developing vertical B2B trade communities that link buyers and sellers together to create supply chain efficiencies. The first industry applications are the fine art, gift and collectibles, furniture and home decor industries. We believe that these B2B Internet products may be scalable and may leverage Exclaim into other highly fragmented industries. Exclaim is currently seeking alternative sources of financing and if successful, we will discontinue funding Exclaim's operations. While we continue to fund Exclaim, we intend to evaluate our options, including future investments in, or reorganization of, Exclaim. We cannot be sure that Exclaim's search for alternative sources of financing will be successful and we may not have the necessary resources to continue funding Exclaim in the event that alternative sources of financing are not obtained. In addition, if alternative sources of financing are not available, there may be doubt as to the eventual realization of our investment in Exclaim.

Net sales in the B2B Internet segment for the three months ended June 30, 2000 were $1,000, down 98.2% from $55,000 for the same period in the prior year. The decrease was due to the prior period amount representing license fees and the current period amount representing primarily transaction fees. Net sales for the B2B Internet segment consist of subscription fees paid by retailers for access to a web-based gift store and gallery management system, named Storefront. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. As of June 30, 2000, net sales of Storefront have been made solely to Signature Galleries. We believe that there will be opportunities to sell Storefront to other galleries and gift stores outside of the existing Thomas Kinkade branded distribution network. In addition, we believe that Storefront may be marketed to other industries outside of fine art, gift and collectibles. Exclaim has developed a B2B Internet-based trading hub, Marketplace, that links buyers and sellers together within the art, gift, collectibles, furniture and home decor industries. As of June 30, 2000, over ten manufacturers were offering their products on Marketplace.

Operating losses for the B2B Internet segment were $3.7 million during the three months ended June 30, 2000, up 811.1% from $406,000 for the same period in the prior year due to the ramping up of Exclaim's operations. Operating expenses of the B2B Internet segment consist primarily of salaries and consulting expenses related to the development of Exclaim's existing and future products.

Interest Income

Interest income was $46,000 for the three months ended June 30, 2000 compared to $10,000 for the same period in the prior year. The increase in interest income was due to increased notes receivable.

Provision for Income Tax

The provision for income taxes was $1.1 million for the three months ended June 30, 2000, compared to $249,000 for the same period in the prior year. Our effective income tax rate for the three months ended June 30, 2000 was 37.0% compared to 39.1% for the same period in the prior year.

Comparable Store Sales

Comparable store sales for the three months ended June 30, 2000 decreased 13.9% from the same period in the prior year based on voluntarily reported sales figures from 163 comparable independent Signature Gallery dealers. With the inclusion of 29 comparable company-owned stores transferred to Signature Gallery dealers and four remaining comparable company-owned stores, comparable store sales for the three months ended June 30, 2000 declined 14.6% from the same period in the prior year. The decline in comparable store sales is due primarily to the continued retail development of Signature districts, which involves Signature Gallery dealers adding additional Signature Galleries within their existing district, thereby leveraging off the existing infrastructure of the initial store. While we are seeing increased sales in each Signature Gallery district, the increase in the number of stores in a particular district will likely reduce sales from the first, or original, store in that district. In order to enhance comparable store sales, we intend to slow the addition of stores within existing districts and to focus our future retail expansion in new geographical markets where there is no existing Signature Gallery presence. In addition, the decline in comparable store sales is also due to the announced and ongoing sales of company-owned stores and the resulting significant employee turnover. We believe comparable Signature district sales are another meaningful indicator of the condition of our retail market. Comparable district sales for the three months ended June 30, 2000 increased 19.7% from the same period in the prior year for the 114 reporting comparable districts.

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

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

- The demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
- Consumer acceptance of the art and related products of new artists and other visual content owners,
- Our ability to achieve our expansion plans,
- The timing, mix and number of new product releases,
- The continued successful implementation of the Signature Gallery program and expansion of distribution generally,
- The successful entrance into new distribution channels,
- The operating expenses of Exclaim as it pursues expansion of its B2B Internet initiatives,
- The reduction in our ownership of Exclaim in the event of obtaining alternative financing,
- Exclaim's ability to obtain alternative sources of financing,
- Customer acceptance of Exclaim's products generally,
- Our ability to implement strategic business alliances,
- Our ability to hire and train new manufacturing, sales and administrative personnel,
- Continued implementation of manufacturing efficiencies,
- Timing of product deliveries, and
- The ability to absorb other operating costs.

In addition, since a significant portion of our net sales are generated from orders received in the quarter, net sales in any quarter are substantially dependent on orders booked in that quarter. Our results of operations may also fluctuate based on extraordinary events.
Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter. Fluctuations in operating results may also result in volatility in the price of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds during the three months ended June 30, 2000 has been from operating income. Our working capital as of June 30, 2000 was $51.6 million, compared to $48.6 million as of March 31, 2000.

Net cash used by operations during the three months ended June 30, 2000 was $2.2 million consisting primarily of net income of $1.9 million and depreciation of $1.5 million, offset by a decrease in accounts accounts payable of $2.9 million and an increase in accounts receivable of $1.1 million. Accounts payable decreased due to the timing and amounts of vendor payments during the quarter. Accounts receivable increased due to the majority of the increase in net sales occurring in the last month of the quarter. Net cash provided by operations during the three months ended June 30, 1999 was $2.1 million consisting primarily of a decrease in accounts receivable and an increase in accounts payable, offset by an increase in inventory and a decrease in accrued compensation costs.

Net cash used in investing activities was $1.2 million during the three months ended June 30, 2000 and primarily related to investment in Internet related technologies and capital expenditures for property and equipment. Net cash used in investing activities was $3.6 million during the three months ended June 30, 1999 primarily related to investment in our e-commerce web-site, thomaskinkade.com, and capital expenditures for property and equipment. We anticipate that total capital expenditures in fiscal 2001 will be approximately $12 million, and will relate to continued manufacturing, infrastructure and management information systems upgrades and to building design and engineering costs in connection with the development of, and relocation to, our leased property in Morgan Hill, California.

Net cash provided by financing activities was $29,000 during the three months ended June 30, 2000 compared to $433,000 used in financing activities in the same period in the prior year. Cash provided by financing activities during the three months ended June 30, 2000 was from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of options for our common stock. Cash used in financing activities during the three months ended June 30, 1999 was primarily for purchasing shares of our common stock under our stock repurchase program.

We have a $20 million secured bank line-of-credit facility that may be increased to $30 million if our rolling four quarter consolidated earnings before interest, taxes, depreciation and amortization exceeds $30 million for two consecutive quarters. The line-of-credit bears interest at either the bank's current reference rate or the effective LIBOR rate plus 1.5%, at our discretion. There were no outstanding borrowings under this credit facility as of June 30, 2000.

Exclaim is currently seeking alternative sources of financing and if successful, we will discontinue funding Exclaim's operations. While we continue to fund Exclaim, we intend to evaluate our options, including future investments in, or reorganization of, Exclaim. We cannot be sure that Exclaim's search for alternative sources of financing will be successful and we may not have the necessary resources to continue funding Exclaim in the event that alternative sources of financing are not obtained. In addition, if alternative sources of financing are not available, there may be doubt as to the eventual realization of our investment in Exclaim.

We intend to relocate our offices and manufacturing facilities to a leased campus facility currently under development in Morgan Hill,

California, during fiscal 2002. While this move may cause a disruption to our operations, we anticipate the timing to correspond with the seasonality of our business. In connection with the move, we will incur certain one-time costs, including significant management time and attention. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing our future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating our operations into a single campus versus our current operations that are spread out in several areas of a commercial office park and 3) providing capacity for future growth in our operations.

Our working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to our operating plan needed to respond to competition, acquisition opportunities or unexpected events. We believe that our current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under our line-of-credit will be sufficient to meet working capital requirements throughout fiscal 2001. We may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding expansion.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of June 30, 2000 and March 31, 2000. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations (in thousands):

                                                    June 30,    March 31,
                                                      2000        2000
                                                    ---------   ---------
Assets:
  Cash and cash equivalents                         $   2,123   $   5,544
  Average interest rate                                   1.9%        3.6%
Liabilities:
  Bank line-of-credit                               $      --   $      --
  Interest rate (bank reference rate)                     9.5%        9.0%
  Capital lease obligation                          $     845   $      --
  Fixed interest rate                                     8.9%         --
  Convertible note payable to related party         $   1,200   $   1,200
  Fixed interest rate                                     8.0%        8.0%

PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS - Not Applicable

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
           Applicable

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10.42    Consulting Agreement entered into between the
          Company and Mike Kiley dated April 1, 2000.

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

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Craig Fleming
                                   --------------------------------------
                                   Craig Fleming
                                   President and Chief Executive Officer


                                   By  /s/ Michael J. Catelani
                                   --------------------------------------
                                   Michael J. Catelani
                                   Vice President of Finance
                                   (Principal Accounting Officer)


Date:  August 14, 2000

EXHIBIT INDEX

Exhibit Number

10.42 Consulting Agreement entered into between the Company and Mike Kiley dated April 1, 2000.

27.1     Financial Data Schedule