Form 10-Q
period 2000-09-30
MEDIA ARTS GROUP INC
filed 2000-11-14
CIK 924645

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,163,124 at September 30, 2000.


This report consists of 22 pages of which this page is number 1.

                        MEDIA ARTS GROUP, INC.

                              FORM 10-Q

                               INDEX

                                                                    Page
                                                                   ------
Part I:  Financial Information

   Item 1:  Financial Statements (unaudited)
     Condensed Consolidated Balance Sheets as of
       September 30, 2000 and March 31, 2000                            3

     Condensed Consolidated Statements of Income for the Three
       and Six Month Periods Ended September 30, 2000 and 1999          4

     Condensed Consolidated Statements of Cash Flows for
       the Six Month Periods Ended September 30, 2000 and 1999          5

     Notes to Unaudited Condensed Consolidated Financial Statements     6

   Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      10

   Item 3:  Quantitative and Qualitative Disclosures
              About Market Risk                                        17

Part II:  Other Information

   Item 1:  Legal Proceedings                                          19

   Item 2:  Changes in Securities                                      19

   Item 3:  Defaults upon Senior Securities                            19

   Item 4:  Submission of Matters to a Vote of Security Holders        19

   Item 5:  Other Information                                          19

   Item 6:  Exhibits and Reports on Form 8-K                           20

   Signatures                                                          21


                          MEDIA ARTS GROUP, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, UNAUDITED)

                                                 September 30,  March 31,
                                                     2000         2000
                                                   ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $     896    $   5,544
  Accounts receivable, net                            37,209       27,844
  Inventories                                         24,821       22,102
  Prepaid expenses and other current assets            5,569        5,001
  Deferred income taxes                                6,433        6,260
                                                   ---------    ---------
    Total current assets                              74,928       66,751
Property and equipment, net                           14,205       17,780
Notes receivable                                          68          341
Cash value of life insurance                           2,527        2,569
Other assets                                           1,662        2,371
                                                   ---------    ---------
    Total assets                                   $  93,390    $  89,812
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   7,975    $   8,640
  Commissions payable                                    886          945
  Accrued royalties                                      863          726
  Accrued compensation costs                           1,868        2,710
  Accrued expenses                                       692          868
  Income taxes payable                                 3,803        4,272
  Capital lease obligation, current                      381           --
                                                   ---------    ---------
    Total current liabilities                         16,468       18,161
Capital lease obligation, long term                      650           --
Deferred compensation cost                             2,956        3,011
Deferred income tax liability                            908        1,032
Convertible notes                                      1,200        1,200
                                                   ---------    ---------
    Total liabilities                                 22,182       23,404
                                                   ---------    ---------
Stockholders' equity:
  Common Stock                                            90           90
  Additional paid-in capital                          38,343       38,301
  Retained earnings                                   36,609       32,126
  Treasury stock                                      (3,834)      (4,109)
                                                   ---------    ---------
    Total stockholders' equity                        71,208       66,408
                                                   ---------    ---------
    Total liabilities and stockholders' equity     $  93,390    $  89,812
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                         MEDIA ARTS GROUP, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                   2000       1999       2000       1999
                                ---------  ---------  ---------  ---------
Net sales                       $  35,390  $  34,624  $  64,368  $  60,369
Cost of sales                      13,250     13,073     23,653     22,900
                                ---------  ---------  ---------  ---------
    Gross profit                   22,140     21,551     40,715     37,469
                                ---------  ---------  ---------  ---------
Operating expenses
  Selling and marketing             6,742      8,874     14,472     17,803
  General and administrative        8,274      7,957     16,175     14,319
  Write-down of Internet
    business assets                 2,541         --      2,541         --
                                ---------  ---------  ---------  ---------
    Total operating expenses       17,557     16,831     33,188     32,122
                                ---------  ---------  ---------  ---------
Operating income                    4,583      4,720      7,527      5,347
Interest income (expense)             (52)        (3)        (6)         7
                                ---------  ---------  ---------  ---------
Income before income taxes          4,531      4,717      7,521      5,354
Provision for income taxes          1,676      1,864      2,782      2,113
                                ---------  ---------  ---------  ---------
Net income                      $   2,855  $   2,853  $   4,739  $   3,241
                                =========  =========  =========  =========
Net income per share:
  Basic                         $    0.22  $    0.22  $    0.36  $    0.25
  Diluted                       $    0.22  $    0.22  $    0.36  $    0.25
Shares used in net income per
  share computation:
  Basic                            13,157     12,926     13,152     12,929
  Diluted                          13,187     13,067     13,210     13,141


See accompanying notes to condensed consolidated financial statements.

                            MEDIA ARTS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)

                                            Six Months Ended September 30,
                                                      2000        1999
                                                    ---------   ---------
Cash flows from operating activities:
  Net income                                        $   4,739   $   3,241
  Adjustments to reconcile to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                         3,070       1,920
  Loss from write-down of Internet business assets      2,541          --
  Loss on disposal of fixed assets                        216          --
  Deferred income taxes                                  (297)        (31)
  Provision for returns and allowances                   (619)       (213)
  Provision for losses on accounts receivable             963         173
  Changes in assets and liabilities:
    Accounts receivable                                (9,642)     (5,585)
    Inventories                                        (2,719)     (2,476)
    Prepaid expenses and other current assets            (813)        387
    Other assets                                          124        (345)
    Accounts payable                                      426       1,246
    Commissions payable                                   (59)        289
    Accrued royalties                                     137         (10)
    Accrued compensation costs                           (842)         16
    Accrued expenses                                     (176)       (576)
    Income taxes payable                                 (469)      1,989
    Deferred compensation liability                       (55)        837
                                                    ---------   ---------
Net cash provided by (used in) operating activities    (3,475)        862
                                                    ---------   ---------
Cash flows from investing activities:
  Acquisitions of property and equipment               (1,977)     (6,315)
  Proceeds from disposals of galleries                    385         376
  Proceeds from payments on notes receivable              377         256
  Increase in cash surrender value of life insurance       42        (678)
                                                    ---------   ---------
Net cash used in investing activities                  (1,173)     (6,361)
                                                    ---------   ---------
Cash flows from financing activities:
  Repayment of capital lease obligation                   (60)         --
  Proceeds from issuance of Common Stock                   60         193
  Purchases of Common Stock                                --        (486)
                                                    ---------   ---------
Net cash used in financing activities                      --        (293)
                                                    ---------   ---------
Net decrease in cash and cash equivalents              (4,648)     (5,792)
Cash and cash equivalents at beginning of period        5,544       6,361
                                                    ---------   ---------
Cash and cash equivalents at end of period          $     896   $     569
                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                       MEDIA ARTS GROUP, INC.
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation



The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc. and Exclaim Technologies, Inc. ("Exclaim"). The Company primarily designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of the artist Thomas Kinkade. The Company's primary products are canvas and paper lithographs that feature Mr. Kinkade's unique use of light and his peaceful and inspiring themes.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results of the interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2001.


NOTE 2 - Net income per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands):

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                   2000       1999       2000       1999
                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - basic                   13,157     12,926     13,152     12,929
Incremental shares from assumed
  issuance of stock options            30        141         58        212

                                ---------  ---------  ---------  ---------
Weighted average number of
  shares - diluted                 13,187     13,067     13,210     13,141
                                =========  =========  =========  =========


NOTE 3 - Inventories

Inventories consisted of (in thousands):

                                                September 30,    March 31,
                                                    2000           2000
                                                  ---------     ---------
Raw materials                                     $   9,309     $   7,642
Work-in-process                                       2,967         1,727
Finished goods                                       12,545        12,733
                                                  ---------     ---------
                                                  $  24,821     $  22,102
                                                  =========     =========


NOTE 4 - Sale of Company-owned stores

During the six months ended September 30, 2000, the Company closed one of its Company-owned stores and sold three to Signature Gallery owners, bringing the total number of stores sold to 29. Since the Company began selling Company-owned stores, $1.7 million of inventory and $2.0 million of fixed assets have been sold. In addition, the Company has received $4.5 million in notes receivable in connection with these sales. The terms on the notes are generally five to seven years and bear interest of 8.5% per annum. The Company has not recognized any gains on the sales of Company-owned stores due to the significant notes receivable that have been taken. The Company will continue to defer the recognition of gains on past and future sales until such time that the sales of all Company-owned stores which the Company intends to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Deferred gains total $2.9 million as of September 30, 2000. Due to the uncertainty of the collectibility of the notes and eventual recognition of gains, the Company has reported the net of the notes receivable and deferred gains as other assets at September 30, 2000.


NOTE 5 - Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its reported net income.


NOTE 6 - Operating Segments and Geographic Information

The Company has three operating segments: wholesale, retail and Internet application service provider ("ASP"). The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company's e-commerce web-site, thomaskinkade.com. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. The ASP segment consists of the operations of Exclaim, which is developing and supporting a retail operating system, Storefront, which is used by independently owned Thomas Kinkade Signature Galleries. During the period ended September 30, 2000, Exclaim was also developing Marketplace, a vertical business-to-business trade community that would link buyers and sellers together to create supply chain efficiencies within the fine art, gift and collectibles, furniture and home decor industries. During the period ended September 30, 2000 the Company significantly reduced the funding of Exclaim's operations and stopped development of the Marketplace product.

The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment. Information on the Company's reportable segments for the three and six months ended September 30, 2000 and 1999 is as follows (in thousands):

                                Three Months Ended     Six Months Ended
                                  September 30,         September 30,
                                 2000       1999       2000       1999
                               ---------  ---------  ---------  ---------
Revenues:
  External wholesale           $  34,781  $  29,284  $  62,953  $  48,673
  Intersegment wholesale             363      2,658        568      6,188
  Retail                             573      5,296      1,378     11,597
  ASP                                 36         44         37         99
  Eliminations                      (363)    (2,658)      (568)    (6,188)
                               ---------  ---------  ---------  ---------
Total company                  $  35,390  $  34,624  $  64,368  $  60,369
                               =========  =========  =========  =========
Operating income (loss):
  Wholesale                    $  10,535  $   7,142  $  17,272  $   9,611
  Retail                            (676)    (1,148)    (1,316)    (2,132)
  ASP                             (5,174)      (922)    (8,873)    (1,328)
  Eliminations                      (102)      (352)       444       (804)
                               ---------  ---------  ---------  ---------
Total company                  $   4,583  $   4,720  $   7,527  $   5,347
                               =========  =========  =========  =========
Assets:
  Wholesale                                          $  90,692  $  67,982
  Retail                                                 1,863      7,931
  ASP                                                    1,355      1,815
  Eliminations                                            (520)    (1,879)
                                                     ---------  ---------
Total company                                        $  93,390  $  75,849
                                                     =========  =========
Depreciation and amortization:
  Wholesale                    $     719  $     642  $   1,998  $   1,213
  Retail                             101        314        277        680
  ASP                                730         27        795         27
                               ---------  ---------  ---------  ---------
Total company                  $   1,550  $     983  $   3,070  $   1,920
                               =========  =========  =========  =========
Capital expenditures:
  Wholesale                    $     397  $   1,764  $     790  $   4,766
  Retail                              81          3         81         72
  ASP                                199      1,183      1,106      1,477
                               ---------  ---------  ---------  ---------
Total company                  $     677  $   2,950  $   1,977  $   6,315
                               =========  =========  =========  =========

Media Arts currently does not sell to geographic regions outside the United States, Canada and the United Kingdom. Currently sales to Canada and the United Kingdom are immaterial. During the three and six month periods ended September 30, 2000 and 1999 no customer accounted for greater than 10% of net sales.

NOTE 7 - Subsequent Events

On October 17, 2000, Thomas Kinkade, a member of the Board of Directors, co-founder and Art Director of the Company, proposed to make an offer to acquire all of the outstanding shares of common stock of the Company not already owned by Mr. Kinkade for $6.25 per share in cash. The closing price of the Company's common stock on October 17, 2000 was $3.375 per share. As of October 17, 2000, Mr. Kinkade owned approximately 24% of the outstanding stock of the Company. There can be no assurance that this proposal will result in an offer, nor whether any offer may be accepted by the Company.

On October 19, 2000, the Board of Directors of the Company formed a special committee of independent Directors, composed of directors who do not have any business relationship with Thomas Kinkade, to evaluate the proposal made by Mr. Kinkade. The Board of Directors has delegated to the special committee the responsibility and authority to review, evaluate and, if appropriate, negotiate the terms of Mr. Kinkade's proposal or of any alternative transaction, and to consider alternatives to Mr. Kinkade's proposal, including the possibility of remaining an independent public company.

A complaint was filed on October 24, 2000 in Santa Clara County Superior Court by James Boersma, on behalf of himself and all others similarly situated, against Media Arts and its Board of Directors. Breach of fiduciary duty is alleged in this purported class action, stemming from the proposal by Thomas Kinkade to offer to acquire the outstanding shares of the Company not already owned by him. As of November 14, 2000, no offer has yet been made by Mr. Kinkade. The Company intends to defend against this lawsuit vigorously.


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


RESULTS OF OPERATIONS

Net Sales

Net sales for the quarter ended September 30, 2000 were $35.4 million, a 2.2% increase compared to the $34.6 million reported for the quarter ended September 30, 1999. The growth in net sales was primarily attributable to increased sales to Thomas Kinkade Signature Galleries due to an increase in the number of Signature Galleries to 337 as of

September 30, 2000 from 228 in the prior year. This increase was offset by a $4.7 million decrease in retail sales due to the sales of sixteen and closure of one of the 20 company stores we owned in the prior year. Net sales for the six months ended September 30, 2000 were $64.4 million, up 6.6% from $60.4 million during the six months ended September 30, 1999 primarily attributable to the increased number of Signature Galleries as well as other branded and non-branded retail distribution.

Gross Profit

Gross profit increased by $589,000, or 2.7%, to $22.1 million for the three months ended September 30, 2000 compared to $21.6 million for the three months ended September 30, 1999. Gross profit was $40.7 million for the six months ended September 30, 2000 compared to $37.5 million in the prior year. Consolidated gross margin remained relatively unchanged at 62.6% for the three months ended September 30, 2000 compared to 62.2% for the same period in the prior year. For the six months ended September 30, 2000 consolidated gross margin was 63.3% compared to 62.1% for the same period in the prior year due primarily to the prior year's margin being reduced due to under absorbed manufacturing capacity resulting from lower than expected sales.

Selling and Marketing Expenses

Selling and marketing expenses were $6.7 million and $14.5 million for the three and six month periods ended September 30, 2000 compared to $8.9 million and $17.8 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses were 19.1% and 22.5% for the three and six month periods ended September 30, 2000 compared to 25.6% and 29.5% for the same periods in the prior year. Selling and marketing expenses decreased in absolute terms and as a percentage of sales for the three and six months ended September 30, 2000 due to reduced compensation costs as well as advertising and promotional expenses resulting from the transfer of company-owned Thomas Kinkade Stores to Signature Gallery owners.

General and Administrative Expenses

General and administrative expenses were $8.3 million and $16.2 million for the three and six month periods ended September 30, 2000 compared to $8.0 million and $14.3 million for the same periods in the prior year. Expressed as a percentage of net sales, general and administrative expenses were 23.4% and 25.1% for the three and six month periods ended September 30, 2000 compared to 23.0% and 23.7% for the same periods in the prior year. The increase in general and administrative expenses in absolute terms and as a percentage of sales for the three and six months ended September 30, 2000 was primarily due to increased general and administrative costs related to Exclaim of $1.3 million and $2.3 million for the three and six month periods, offset by lower compensation costs due to a non-recurring charge in the prior year of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts.

Write-down of Internet Business Assets

During the period ended September 30, 2000, we significantly reduced the funding of Exclaim due to the significant cash requirements related to its software development activities and the inability to obtain outside sources of capital. We determined that by stopping development of the more costly Marketplace product and by focussing development efforts on the Storefront retail operating system, we could significantly reduce Exclaim's operating expenses and continue supporting our Signature Gallery dealers who were utilizing the Storefront product for their gallery operations. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Marketplace product.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, our company-owned Thomas Kinkade Stores, other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-site, thomaskinkade.com. Net sales to wholesale customers before intersegment eliminations increased 10.0% to $35.1 million for the three months ended September 30, 2000 compared to $31.9 million for the same period in the prior year. The increase in net sales for this segment was primarily due to the increase in the number of Signature Galleries, as well as increased distribution in non-branded retail outlets. Net sales to wholesale customers before intersegment eliminations for the six months ended September 30, 2000 were $63.5 million, up 15.8% from $54.9 million during the same period in the prior year. Sales to Signature Galleries increased 15.0% to $18.9 million for the three months ended September 30, 2000 from $16.4 million for the same period in the prior year due to an increase in the number of Signature Galleries to 337 as of September 30, 2000 from 228 as of September 30, 1999.

Operating income for the wholesale segment before intersegment eliminations increased 47.5% to $10.5 million for the three months ended September 2000 compared to $7.1 million for the same period in the prior year. Operating margin for the wholesale segment before intersegment eliminations increased to 30.0% for the three months ended September 2000 from 22.4% for the same period in the prior year. The increase was primarily due to an improved gross margin resulting from higher sales volumes and lower compensation costs due to a non-recurring charge in the prior year of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts. Operating income before intersegment eliminations increased 79.7% to $17.3 million during the six months ended September 30, 2000 compared to $9.6 million for the same period in the prior year.
Operating margin for the wholesale segment before intersegment eliminations for the six months ended September 30, 2000 increased to 27.2% from 17.5% for the same period in the prior year. The increase was due primarily to an improved gross margin resulting from higher sales volumes and the $1.3 million non-recurring charge in the prior year.

Retail Segment

Net sales for the retail segment consist of sales by company-owned
Thomas Kinkade Stores. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers. Net sales for the retail segment decreased 89.2% to $573,000 for the three months ended September 30, 2000 compared to $5.3 million for the same period in the prior year. Net sales for the retail segment for the six months ended September 30, 2000 decreased 88.1% to $1.4 million from $11.6 million for the same period in the prior year. The decrease in net sales was due to the transfer of sixteen, and closure of one, Thomas Kinkade Stores since September 30, 1999. There were three company-owned stores as of September 30, 2000 compared to 20 as of September 30, 1999. We have not recognized any gains on the sales of company-owned stores due to the significant notes receivable that have been taken. We will continue to defer the recognition of gains on past and future sales until such time that the sales of all company-owned stores which we intend to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Due to the uncertainty of the collectibility of the notes receivable taken in connection with these sales and the eventual recognition of gains, we have reported the net of the notes receivable and deferred gains as other assets at September 30, 2000.

Operating losses for the retail segment decreased 41.1% to $676,000 for the three months ended September 30, 2000 compared to $1.1 million for the same period in the prior year. Operating losses for the six months ended September 30, 2000 decreased 38.3% to $1.3 million from $2.1 million for the same period in the prior year. The decrease in operating losses is primarily due to the significant reduction in the number of company-owned stores.

Internet Application Service Provider Segment

Our Internet application service provider ("ASP") segment consists solely of the operations of Exclaim, which is developing and supporting a retail operating system, Storefront, which is used by independently owned Thomas Kinkade Signature Galleries. During the period ended September 30, 2000, Exclaim was also developing Marketplace, a vertical business-to-business trade community that would link buyers and sellers together to create supply chain efficiencies within the fine art, gift and collectibles, furniture and home decor industries. During the period ended September 30, 2000 we significantly reduced the funding of Exclaim's operations and stopped development of the Marketplace product. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Marketplace product.

Net sales in the ASP segment for the three months ended September 30, 2000 were $36,000, down 18.2% from $44,000 for the same period in the prior year. Net sales for the six months ended September 30, 2000 were $37,000, down 62.6% from $99,000 for the same period in the prior year. The decrease in the three and six month periods was due primarily to Storefront license pricing changes. Net sales for the ASP segment consist of subscription fees paid by retailers for access to a web-based gift store and gallery management system, named Storefront. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. As of September 30, 2000, net sales of Storefront have been made solely to Signature Galleries.

Operating losses for the ASP segment were $5.2 million during the three months ended September 30, 2000, up 461.2% from $922,000 for the same period in the prior year. For the six months ended September 30, 2000 operating losses were $8.9 million, up 568.1% from $1.3 million for the same period in the prior year. The increase in operating losses were primarily due to the $2.5 million write-down of Marketplace related assets as well as a significant ramping up of product development operations of Exclaim since the prior year. Operating expenses of the ASP segment consist primarily of salaries and consulting expenses related to the development of Exclaim's products.

Interest Income (Expense)

Interest expense was $52,000 for the three months ended September 30, 2000 compared to $3,000 for the same period in the prior year. Interest expense was $6,000 for the six months ended September 30, 2000 compared to interest income of $7,000 for the same period in the prior year. The increase in net interest expense was due to decreased cash balances throughout the current period.

Provision for Income Tax

The provision for income taxes was $1.7 million and $2.8 million for the three and six months ended September 2000, compared to $1.9 million and $2.1 million for the same periods in the prior year. The effective income tax rate for the three and six months ended September 30, 2000 was 37.0%, compared to 39.5% for the same periods in the prior year.

Comparable Store Sales

Comparable store sales for the three months ended September 30, 2000 decreased 13.4% from the same period in the prior year based on voluntarily reported sales figures from 209 comparable independent Signature Gallery dealers and company-owned stores. The decline in comparable store sales is due primarily to the continued retail development of Signature districts, which involves Signature Gallery dealers adding additional Signature Galleries within their existing district, thereby leveraging off the existing infrastructure of the initial store. While we are seeing increased sales in each Signature Gallery district, the increase in the number of stores in a particular district will likely reduce sales from the first, or original, store in that district. In order to enhance comparable store sales, we intend to slow the addition of stores within existing districts and to focus our future retail expansion in new geographical markets where there is no existing Signature Gallery presence. We believe comparable Signature district sales are another meaningful indicator of the condition of our retail market. Comparable district sales for the three months ended September 30, 2000 increased 39.6% from the same period in the prior year for the 123 reporting comparable districts.

Recent Developments

On October 17, 2000, Thomas Kinkade, a member of the Board of Directors, co-founder and Art Director, proposed to make an offer to acquire all of the outstanding shares of common stock not already owned by him for $6.25 per share in cash. The closing price of our common stock on October 17, 2000 was $3.375 per share. As of October 17, 2000, Mr. Kinkade owned approximately 24% of the outstanding stock. Currently, there is uncertainty as to whether this proposal will result in an offer, or whether any offer may be accepted by the Company.

On October 19, 2000, the Board of Directors formed a special committee of independent Directors, composed of directors who do not have any business relationship with Thomas Kinkade, to evaluate the proposal made by Mr. Kinkade. The Board of Directors has delegated to the special committee the responsibility and authority to review, evaluate and, if appropriate, negotiate the terms of Mr. Kinkade's proposal or of any alternative transaction, and to consider alternatives to Mr. Kinkade's proposal, including the possibility of remaining an independent public company.

A complaint was filed on October 24, 2000 in Santa Clara County Superior Court by James Boersma, on behalf of himself and all others similarly situated, against Media Arts and its Board of Directors. Breach of fiduciary duty is alleged in this purported class action, stemming from the proposal by Thomas Kinkade to offer to acquire the outstanding shares of the company not already owned by him. As of November 14, 2000, no offer has yet been made by Mr. Kinkade. We intend to defend against this lawsuit vigorously.


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

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

- The demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
- Consumer acceptance of the art and related products of new artists and other visual content owners (specifically the art and related products of Howard Behrens and Simon Bull),
- Our ability to achieve our expansion plans,
- The timing, mix and number of new product releases,
- The continued successful implementation of the Signature Gallery program and expansion of distribution generally,
- The successful entrance into new distribution channels and new retail concepts,
- Our ability to implement strategic business alliances,
- Our ability to hire and train new manufacturing, sales and administrative personnel,
- Continued implementation of manufacturing efficiencies,

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds during the first six months of fiscal
2001 has been from operating income. Our working capital as of September 30, 2000 was $58.5 million, compared to $48.6 million as of March 31, 2000.

Net cash used in operations for the first six months of fiscal 2001 was $3.5 million consisting primarily of net income of $4.7 million, depreciation of $3.1 million and a loss from the write-down of Exclaim assets of $2.5 million, offset by a $9.6 million increase in accounts receivable and a $2.7 million increase in inventory. Accounts receivable increased primarily as a result of seasonal factors as well as a slower than expected retail economic environment. Inventory increased due primarily to seasonal increases in anticipation of the approaching peak retail period. Net cash provided by operations for the first six months of fiscal 2000 was $862,000 consisting primarily of income from operations adjusted by increases in accounts receivable and inventory and decreases in income taxes payable and accounts payable.

Net cash used in investing activities was $1.2 million for the first six months of fiscal 2001 and primarily related to investment in Internet related technologies and capital expenditures for property and equipment. Net cash used in investing activities was $6.4 million in the first six months of fiscal 2000 primarily related to investment in Internet related technologies and capital expenditures for property and equipment. We anticipate that total capital expenditures in fiscal 2001 will be approximately $12 million, and will relate to continued manufacturing, infrastructure and management information systems upgrades and to building design and engineering costs in connection with the development of our leased property in Morgan Hill, California.

There was no net change in cash from financing activities in the first six months of fiscal 2001. During the first six months of fiscal 2000 net cash used for financing activities was $293,000 due primarily to purchasing shares of our common stock under our stock repurchase program.

We have a $20 million secured bank line-of-credit facility that may be increased to $30 million if our rolling four quarter consolidated earnings before interest, taxes, depreciation and amortization exceeds $30 million for two consecutive quarters. The line-of-credit bears interest at either the bank's current reference rate or the effective LIBOR rate plus 1.5%, at our discretion. There were no outstanding borrowings under this credit facility as of September 30, 2000.

We have significantly reduced the funding of Exclaim due to the reduction of Exclaim's operations to focus solely on the Storefront retail operating system product. Accordingly, we foresee future funding of Exclaim to be immaterial to our operations or financial position.

We intend to relocate our offices and manufacturing facilities to a leased campus facility currently under development in Morgan Hill, California, during early fiscal 2002. While this move may cause a disruption to our operations, we anticipate the timing to correspond with the seasonality of our business. In connection with the move, we will incur certain one-time costs, including significant management time and attention. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing our future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating our operations into a single campus versus our current operations that are spread out in several areas of a commercial office park and 3) providing capacity for future growth in our operations.

Our working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to our operating plan needed to response to competition, acquisition opportunities or unexpected events. We believe that our current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under our line-of-credit will be sufficient to meet our working capital requirements through fiscal 2001. We may consider alternative financing, such as issuance of addition equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding expansion.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of September 30, 2000 and March 31, 2000. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations (in thousands):

                                                 September 30,  March 31,
                                                     2000         2000
                                                   ---------    ---------
Assets:
  Cash and cash equivalents                        $     896    $   5,544
  Average interest rate                                  2.8%         3.6%
Liabilities:
  Bank line-of-credit                              $      --    $      --
  Interest rate (bank reference rate)                    9.5%         9.0%
  Capital lease obligation                         $   1,031    $      --
  Fixed interest rate                                    8.9%          --
  Convertible note payable to related party        $   1,200    $   1,200
  Fixed interest rate                                    8.0%         8.0%

PART II - Other Information

ITEM 1.   LEGAL PROCEEDINGS

A complaint was filed on October 24, 2000 in Santa Clara County Superior Court by James Boersma, on behalf of himself and all others similarly situated, against Media Arts and its Board of Directors. Breach of fiduciary duty is alleged in this purported class action, stemming from the proposal by Thomas Kinkade to offer to acquire the outstanding shares of the Company not already owned by him. As of November 14, 2000, no offer has yet been made by Mr. Kinkade. The Company intends to defend against this lawsuit vigorously.

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Media Arts Group, Inc. was convened on September 7, 2000.

(b) The following directors were elected to hold office until the next annual meeting:
                                                       Votes
      Nominee                         Votes           Withheld

      Craig A. Fleming              12,139,209        682,516
      Michael L. Kiley              12,220,438        601,287
      Thomas Kinkade                12,234,678        587,047
      Herbert D. Montgomery         12,229,963        591,762
      Norman A. Nason               12,138,813        682,912
      Raymond A. Peterson           12,227,824        593,901
      Kenneth E. Raasch             12,226,104        595,621
      Anthony D. Thomopoulos        12,230,113        591,612
      W. Michael West               12,240,113        581,612

(c)   The following matters were voted upon at the meeting:

      The approval of an amendment to the Company's 1998 Stock Incentive Plan which increases the number of shares reserved for issuance under the 1998 Stock Incentive Plan to 2,800,000 shares.
        Votes for - 7,544,873, against - 1,193,374, abstain - 34,923
        Broker nonvote - 4,048,555

      The selection and ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending March 31, 2001.
        Votes for - 12,700,552, against - 109,670, abstain - 11,503
        Broker nonvote - 0

ITEM 5.   OTHER INFORMATION - Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27 - Financial Data Schedule (EDGAR version only)

(b)   Reports on Form 8-K - none

                          MEDIA ARTS GROUP, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDIA ARTS GROUP, INC.
                                   (Registrant)


                                   By  /s/ Craig Fleming
                                   --------------------------------------
                                   Craig Fleming
                                   Chairman, President & Chief Executive
                                   Officer
                                   (Principal Executive Officer)


                                   By  /s/ Michael J. Catelani
                                   --------------------------------------
                                   Michael J. Catelani
                                   Vice President of Finance
                                   (Principal Financial Officer &
                                   Principal Accounting Officer)


Date:  November 14, 2000

EXHIBIT INDEX

Exhibit Number

27       Financial Data Schedule