Form 10-Q
period 2000-12-31
MEDIA ARTS GROUP INC
filed 2001-02-14
CIK 924645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                                   (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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



                   521 Charcot Ave., San Jose, California 95131
              (Address of principal executive offices and zip code)



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

                                 Yes /X/ No / /


The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 13,191,373 at December 31, 2000.


        This report consists of 17 pages of which this page is number 1.

                             MEDIA ARTS GROUP, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                               Page No.
                                                                                           ---------------
Part I:  Financial Information

         Item 1:  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of December 31, 2000
                     and March 31, 2000                                                            3

                  Condensed Consolidated Statements of Income for the Three Month
                     and Nine Month Periods Ended December 31, 2000 and 1999                       4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                     Month Periods Ended December 31, 2000 and 1999                                5

                  Notes to Unaudited Condensed Consolidated Financial Statements                   6

         Item 2:  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                         8

         Item 3:  Quantitative and Qualitative Disclosures about Market Risk                      14

Part II: Other Information

         Item 1:  Legal Proceedings                                                               15

         Item 2:  Changes in Securities                                                           15

         Item 3:  Defaults upon Senior Securities                                                 15

         Item 4:  Submission of Matters to a Vote of Security Holders                             15

         Item 5:  Other Information                                                               15

         Item 6:  Exhibits and Reports on Form 8-K                                                15

        Signatures                                                                                16

                             MEDIA ARTS GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)

                                                                             December 31,       March 31,
                                                                                 2000             2000
                                                                             -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents.........................................        $     8,438      $     5,544
   Accounts receivable, net..........................................             35,432           27,844
   Inventories.......................................................             27,699           22,102
   Prepaid expenses and other current assets.........................              5,430            5,001
   Deferred income taxes.............................................              7,575            6,260
                                                                             -----------      -----------
       Total current assets..........................................             84,574           66,751
Property and equipment, net..........................................             13,526           17,780
Notes receivable, long term..........................................                470              341
Cash value of life insurance.........................................              2,634            2,569
Other assets.........................................................              1,116            2,371
                                                                             -----------      -----------
       Total assets..................................................        $   102,320      $    89,812
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................        $     8,418      $     8,640
   Commissions payable...............................................              1,156              945
   Accrued royalties.................................................                850              726
   Accrued compensation costs........................................              1,213            2,710
   Accrued expenses..................................................                579              868
   Income taxes payable..............................................              6,940            4,272
   Capital lease obligation, current.................................                231               --
                                                                             -----------      -----------
       Total current liabilities.....................................             19,387           18,161
Capital lease obligation, long term..................................                650               --
Deferred compensation cost...........................................              2,916            3,011
Deferred income tax liability........................................                477            1,032
Convertible notes....................................................              1,200            1,200
                                                                             -----------      -----------
       Total liabilities.............................................             24,630           23,404
                                                                             -----------      -----------

Stockholders' equity:
   Common stock......................................................                 90               90
   Additional paid-in capital........................................             38,427           38,301
   Retained earnings.................................................             42,915           32,126
   Treasury stock....................................................             (3,742)          (4,109)
                                                                             -----------      -----------
       Total stockholders' equity....................................             77,690           66,408
                                                                             -----------      -----------
       Total liabilities and stockholders' equity....................        $   102,320      $    89,812
                                                                             ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

                                                       Three Months Ended          Nine Months Ended
                                                           December 31,               December 31,
                                                     -----------------------    -----------------------
                                                        2000         1999          2000         1999
                                                     ----------   ----------    ---------    ----------
Net sales.........................................   $   40,124   $   42,481    $ 104,492    $  102,850
Cost of sales.....................................       15,904       15,229       39,557        38,129
                                                     ----------   ----------    ---------    ----------
   Gross profit...................................       24,220       27,252       64,935        64,721
                                                     ----------   ----------    ---------    ----------
Operating expenses:
   Selling and marketing..........................        7,054        8,254       21,526        26,057
   General and administrative.....................        7,001        7,288       23,176        21,607
   Write-down of Internet business assets.........           --           --        2,541            --
                                                     ----------   ----------    ---------    ----------
     Total operating expenses.....................       14,055       15,542       47,243        47,664
                                                     ----------   ----------    ---------    ----------
Operating income..................................       10,165       11,710       17,692        17,057
Interest expense..................................           49           10           55             3
                                                     ----------   ----------    ---------    ----------
Income before income taxes........................       10,116       11,700       17,637        17,054
Provision for income taxes........................        3,744        4,619        6,526         6,732
                                                     ----------   ----------    ---------    ----------
Net income........................................   $    6,372   $    7,081    $  11,111    $   10,322
                                                     ==========   ==========    =========    ==========

Net income per share:
   Basic  ........................................   $     0.48   $     0.55    $    0.84    $     0.80
   Diluted........................................   $     0.48   $     0.54    $    0.84    $     0.79

Shares used in net income per share computation:
   Basic  ........................................       13,177       12,961       13,160        12,939
   Diluted........................................       13,251       13,021       13,224        13,101


   See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      December 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             -----------      -------------
    Cash flows from operating activities:
      Net income.....................................................        $    11,111      $    10,322
      Adjustments to reconcile to net cash provided
        by operating activities:
         Depreciation and amortization...............................              4,255            2,908
         Loss from write-down of Internet business assets............              2,541               --
         Loss on disposal of fixed assets............................                 66               --
         Amortization of stock based compensation....................                 71               --
         Deferred income taxes.......................................             (1,870)             (31)
         Provision for returns and allowances........................               (512)             408
         Provision for losses on accounts receivable.................                566             (316)
         Changes in assets and liabilities:
           Accounts receivable.......................................             (7,305)          (9,788)
           Inventories...............................................             (5,597)          (2,748)
           Prepaid expenses and other current assets.................             (1,049)              20
           Other assets..............................................             (1,016)            (763)
           Accounts payable..........................................                869            2,249
           Commissions payable.......................................                211              148
           Accrued royalties.........................................                124             (104)
           Accrued compensation costs................................             (1,497)             707
           Accrued expenses..........................................               (289)            (413)
           Income taxes payable......................................              2,668            4,245
           Deferred compensation cost................................                (95)           1,061
                                                                             -----------      -----------
    Net cash provided by operating activities                                      3,252            7,905
                                                                             -----------      -----------
    Cash flows from investing activities:
      Acquisitions of property and equipment.........................             (2,597)         (10,729)
      Proceeds from disposals of galleries...........................              2,188              844
      Proceeds from payments on notes receivable.....................                680              822
      Purchase of note receivable....................................               (600)              --
      Increase in cash surrender value of life insurance.............                (65)            (730)
                                                                             -----------      -----------
    Net cash used in investing activities............................               (394)          (9,793)
                                                                             -----------      -----------
    Cash flows from financing activities:
      Repayment of capital lease obligation..........................                (60)              --
      Proceeds from issuance of common stock.........................                 96              472
      Purchases of common stock......................................                 --             (486)
                                                                             -----------      -----------
    Net cash provided by (used in) financing activities..............                 36              (14)
                                                                             -----------      -----------

    Net increase (decrease) in cash and cash equivalents.............              2,894           (1,902)
    Cash and cash equivalents at beginning of period.................              5,544            6,361
                                                                             -----------      -----------
    Cash and cash equivalents at end of period.......................        $     8,438      $     4,459
                                                                             ===========      ===========

   See accompanying notes to condensed consolidated financial statements.

                             MEDIA ARTS GROUP, INC.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc. and Exclaim Technologies, Inc. ("Exclaim"). The Company primarily designs, manufactures, markets and retails branded art-based home accessories, collectibles and gift products based on the works of licensed artists including Thomas Kinkade, Howard Behrens and Simon Bull. The Company's primary products are canvas and paper lithographs as well as other forms of fine-art reproductions.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Certain prior period balances have been reclassified to conform to the current period presentation. The results of the interim period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2001.

NOTE 2 - NET INCOME PER SHARE

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income per share (in thousands):

                                                           Three Months               Nine Months
                                                        Ended December 31,         Ended December 31,
                                                     -----------------------    -----------------------
                                                         2000        1999          2000         1999
                                                     ----------   ----------    ---------    ----------
Weighted average number of
   shares - basic  ...............................       13,177       12,961       13,160        12,939
Incremental shares from assumed
   issuance of stock options......................           74           60           64           162
                                                     ----------   ----------    ---------    ----------
Weighted average number of
   shares - diluted...............................       13,251       13,021       13,224        13,101
                                                     ==========   ==========    =========    ==========

                             MEDIA ARTS GROUP, INC.

NOTE 3 - INVENTORIES

Inventories consisted of (in thousands):

                                                         December 31,       March 31,
                                                             2000             2000
                                                       --------------     -----------
Raw materials.....................................     $       10,562     $     7,642
Work-in-process...................................              3,228           1,727
Finished goods....................................             13,909          12,733
                                                       --------------     -----------
                                                       $       27,699     $    22,102
                                                       ==============     ===========

NOTE 4 - SALE OF COMPANY OWNED STORES

During the nine months ended December 31, 2000, the Company closed one of its Company owned stores and sold four to Signature Gallery owners, bringing the total number of stores sold to 30. Since the Company began selling Company-owned stores, $1.7 million of inventory and $2.1 million of fixed assets have been sold. In addition, the Company has received $4.5 million in notes receivable in connection with these sales. The terms on the notes are generally five to seven years and bear interest of 8.5% per annum. The Company has not recognized any gains on the sales of Company-owned stores due to the significant notes receivable that have been taken. The Company will continue to defer the recognition of gains on past and future sales until such time that the sales of all Company-owned stores which the Company intends to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Deferred gains total $2.7 million as of December 31, 2000. Due to the uncertainty of the collectibility of the notes and eventual recognition of gains, the Company has reported the net of the notes receivable and deferred gains as other assets at December 31, 2000.


NOTE 5 - COMPREHENSIVE INCOME

To date, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its reported net income.


NOTE 6 - OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three operating segments: wholesale, retail and Internet application service provider ("ASP"). The wholesale segment includes sales to the Company's branded distribution channel (which includes Company-owned Thomas Kinkade Stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company's e-commerce web-sites, thomaskinkade.com and howardbehrens.com. Media Arts' retail segment consists of sales by Company-owned Thomas Kinkade Stores. The ASP segment consists of the operations of Exclaim, which is developing and supporting a retail operating system, Storefront, which is used by independently owned Thomas Kinkade Signature Galleries.

The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment. Information on the Company's reportable segments for the three and nine months ended December 31, 2000 and 1999 is as follows (in thousands):

                             MEDIA ARTS GROUP, INC.

                                                       Three Months Ended          Nine Months Ended
                                                           December 31,               December 31,
                                                     -----------------------    -----------------------
                                                         2000          1999          2000        1999
                                                     ----------   ----------    ---------    ----------
Revenues:
  External wholesale..............................   $   38,995   $   38,838    $ 101,948    $   87,511
  Intersegment wholesale..........................          537        2,235        1,105         8,423
  Retail .........................................        1,107        3,630        2,485        15,227
  ASP    .........................................           22           13           59           112
  Eliminations....................................         (537)      (2,235)      (1,105)       (8,423)
                                                     ----------   ----------    ---------    ----------
Total Company.....................................   $   40,124   $   42,481    $ 104,492    $  102,850
                                                     ==========   ==========    =========    ==========

Operating income (loss):
  Wholesale.......................................   $   10,908   $   15,532    $  28,180    $   25,143
  Retail .........................................           79         (962)      (1,237)       (3,094)
  ASP    .........................................         (742)      (1,924)      (9,615)       (3,252)
  Eliminations....................................          (80)        (936)         364        (1,740)
                                                     ----------   ----------    ---------    ----------
Total Company.....................................   $   10,165   $   11,710    $  17,692    $   17,057
                                                     ==========   ==========    =========    ==========

Assets:
  Wholesale.......................................                              $  99,919    $   80,317
  Retail .........................................                                  1,651         6,391
  ASP    .........................................                                  1,252         3,019
  Eliminations....................................                                   (502)       (1,876)
                                                                                ---------    ----------
Total Company.....................................                              $ 102,320    $   87,851
                                                                                =========    ==========

Depreciation and amortization:
  Wholesale.......................................   $      959   $      629    $   2,957    $    1,842
  Retail .........................................           17          258          294           938
  ASP    .........................................          209          101        1,004           128
                                                     ----------   ----------    ---------    ----------
Total Company.....................................   $    1,185   $      988    $   4,255    $    2,908
                                                     ==========   ==========    =========    ==========

Capital Expenditures:
  Wholesale.......................................   $      613   $    3,105    $   1,403    $    7,871
  Retail .........................................           --           --           81            72
  ASP    .........................................            7        1,309        1,113         2,786
                                                     ----------   ----------    ---------    ----------
Total Company.....................................   $      620   $    4,414    $   2,597    $   10,729
                                                     ==========   ==========    =========    ==========


Media Arts currently does not sell to geographic regions outside the United States, Canada and the United Kingdom. Currently sales to Canada and the United Kingdom are immaterial. During the three and nine month periods ended December 31, 2000 and 1999 no customer accounted for greater than 10% of net sales.

NOTE 7 - SUBSEQUENT EVENTS

On February 5, 2001, Thomas Kinkade, a member of the Board of Directors, co-founder and Art Director of the Company, sent a letter to the Company's Board of Directors in which Mr. Kinkade stated that a major bank has agreed to act as lead arranger and book manager for the financing of his October 17, 2000 proposal to acquire all of the outstanding shares of the Company not already owned by him or his affiliates, and that he was now prepared to engage this bank and proceed with the proposed transaction at a price of $6.25 per share in cash.

On February 14, 2001, the Special Committee of independent Directors, which was formed by the Board of Directors of the Company to, among other things, evaluate Mr. Kinkade's proposal, responded to Mr. Kinkade by a letter in which the Special Committee stated that the $6.25 proposal is inadequate, but that the Special Committee will consider any firm offer from Mr. Kinkade or another third party that is adequate.

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

Forward looking statements in this Quarterly Report on Form 10-Q as well as the Company's Annual Report on Form 10-K for the year ended March 31, 2000, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, product development efforts, consumer acceptance of licensed artwork and of the Company's products based on such work, expansion of distribution channels for the Company's products and, in particular, the successful implementation of the Signature Gallery program, successful third party manufacturing relationships and the continued control of operating expenses, together with other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET SALES

Net sales for the quarter ended December 31, 2000 were $40.1 million, a 5.5% decrease compared to the $42.5 million reported for the quarter ended December 31, 1999. The decline in net sales was primarily attributable to a $2.5 million decrease in retail sales due to the sales of nine, and closure of one, of the twelve company stores we owned in the prior year as well as a shift in short-term focus to our retail channel, necessitating a lower priority for wholesale revenues this quarter. During the quarter, we were faced with general economic uncertainty, declining same store sales in the prior two quarters and unsatisfactory accounts receivable days sales outstanding. We addressed these circumstances by developing a new retail promotional event involving appearances by Thomas Kinkade at selected Signature Galleries which substantially reduced the decline in same store sales, increased product pull-through, lowered retail inventory, improved accounts receivable and strengthened our cash position. Net sales for the nine months ended December 31, 2000 were $104.5 million, up 1.6% from $102.9 million during the nine months ended December 31, 1999 primarily attributable to the increased number of Signature Galleries as well as other branded and non-branded retail distribution.

GROSS PROFIT

Gross profit decreased by $3.0 million, or 11.1%, to $24.2 million for the three months ended December 31, 2000 compared to $27.3 million for the three months ended December 31, 1999. Gross profit was $64.9 million for the nine months ended December 31, 2000 compared to $64.7 million in the prior year. Consolidated gross margin decreased to 60.4% for the three months ended December 31, 2000 compared to 64.2% for the same period in the prior year. For the nine months ended December 31, 2000 consolidated gross margin was 62.1% compared to 62.9% for the same period in the prior year. The decline in gross margins was due to under absorbed overhead resulting from lower than expected sales as well as a shift in sales to lower margin products.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $7.1 million and $21.5 million for the three and nine month periods ended December 31, 2000 compared to $8.3 million and $26.1 million for the same periods in the prior year. As a percentage of net sales, selling and marketing expenses were 17.6% and 20.6% for the three and nine month periods ended December 31, 2000 compared to 19.4% and 25.3% for the same periods in the prior year. Selling and marketing expenses decreased in absolute terms and as a percentage of sales for the three and nine months ended December 31, 2000 due to reduced compensation costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7.0 million and $23.2 million for the three and nine month periods ended December 31, 2000 compared to $7.3 million and $21.6 million for the same periods in the prior year. Expressed as a percentage of net sales, general and administrative expenses were 17.4% and 22.2% for the three and nine month periods ended December 31, 2000 compared to 17.2% and 21.0% for the same periods in the prior year. General and administrative expenses remained relatively constant in absolute terms and as a percentage of sales during the three months ended December 31, 2000. During the three months ended December 31, 2000, costs were incurred of $1.1 million associated with the ongoing evaluation of a proposed offer to acquire the company and during the same period in the prior year, costs of $1.9 million were incurred in connection with Exclaim's Internet operations. The increase in general and administrative costs for the nine months ended December 31, 2000, in absolute terms and as a percentage of sales, was due to increased costs related to Exclaim during the first six months of the fiscal year of $2.3 million and the cost of evaluating the proposed offer to acquire the company, offset by lower compensation costs due to a non-recurring charge in the prior year of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts.

WRITE-DOWN OF INTERNET BUSINESS ASSETS

During the nine months ended December 31, 2000, we significantly reduced the funding of Exclaim due to the significant cash requirements related to its software development activities and the inability to obtain outside sources of capital. We determined that by stopping development of the more costly Marketplace product and by focussing development efforts on the Storefront retail operating system, we could significantly reduce Exclaim's operating expenses and continue supporting our Signature Gallery dealers who were utilizing the Storefront product for their gallery operations. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Marketplace product.

WHOLESALE SEGMENT

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, our company owned Thomas Kinkade Stores, other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-sites, thomaskinkade.com and howardbehrens.com. Net sales to wholesale customers before intersegment eliminations decreased 3.8% to $39.5 million for the three months ended December 31, 2000 compared to $41.1 million for the same period in the prior year. At the start of the quarter, we were faced with general economic uncertainty, declining same store sales in the prior two quarters and unsatisfactory accounts receivable days sales outstanding. We addressed these circumstances by developing a new retail promotional event involving appearances by Thomas Kinkade at selected Signature Galleries which substantially reduced the decline in same store sales, increased product pull-through, lowered retail inventory, improved accounts receivable and strengthened our cash position. Net sales to wholesale customers before intersegment eliminations for the nine months ended December 31, 2000 were $103.1 million, up 7.4% from $95.9 million during the same period in the prior year. Sales to Signature Galleries increased 7.6% to $22.9 million for the three months ended December 31, 2000 from $21.3 million for the same period in the prior year due to an increase in the number of Signature Galleries to 361 as of December 31, 2000 from 282 as of December 31, 1999.

Operating income for the wholesale segment before intersegment eliminations decreased 29.8% to $10.9 million for the three months ended December 31, 2000 compared to $15.5 million for the same period in the prior year. Operating margin for the wholesale segment before intersegment eliminations decreased to 27.6% for the three months ended December 31, 2000 from 37.8% for the same period in the prior year. The decrease in operating income and margin was primarily due to lower than expected net sales and gross margins and $1.1 million in costs associated with the ongoing evaluation of a proposed offer to acquire the company. Operating income before intersegment eliminations increased 12.1% to $28.2 million during the nine months ended December 31, 2000 compared to $25.1 million for the same period in the prior year. Operating margin for the wholesale segment before intersegment eliminations for the nine months ended December 31, 2000 increased to 27.3% from 26.2% for the same period in the prior year. The increase in operating income and margin was due primarily to an improved gross margin during the nine month period resulting from higher sales volumes.

RETAIL SEGMENT

Net sales for the retail segment consist of sales by company owned Thomas Kinkade Stores. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers. Net sales for the retail segment decreased 69.5% to $1.1 million for the three months ended December 31, 2000 compared to $3.6 million for the same period in the prior year. Net sales for the retail segment for the nine months ended December 31, 2000 decreased 83.7% to $2.5 million from $15.2 million for the same period in the prior year. The decrease in net sales was due to the transfer of nine, and closure of one, Thomas Kinkade Stores since December 31, 1999. There were two company owned stores as of December 31, 2000 compared to twelve as of December 31, 1999. We have not recognized any gains on the sales of company owned stores due to the significant notes receivable that have been taken. We will continue to defer the recognition of gains on past and future sales until such time that the sales of all company owned stores which we intend to sell are substantially complete and the likelihood of a net gain from store sales is virtually certain. Due to the uncertainty of the collectability of the notes receivable taken in connection with these sales and the eventual recognition of gains, we have reported the net of the notes receivable and deferred gains as other assets at December 31, 2000.

Operating income for the retail segment was $79,000 during the three months ended December 31, 2000 as compared to an operating loss of $962,000 for the same period in the prior year. Operating losses for the nine months ended December 31, 2000 decreased 60.0% to $1.2 million from $3.1 million for the same period in the prior year. The change in operating results is primarily due to the sales of less profitable company owned stores.

INTERNET APPLICATION SERVICE PROVIDER SEGMENT

Our Internet application service provider ("ASP") segment consists solely of the operations of Exclaim, which is developing and supporting a retail operating system, Storefront, which is used by independently owned Thomas Kinkade Signature Galleries. During the period ended September 30, 2000, Exclaim was also developing Marketplace, a vertical business-to-business trade community that would link buyers and sellers together to create supply chain efficiencies within the fine art, gift and collectibles, furniture and home decor industries. In September 2000 we significantly reduced the funding of Exclaim's operations and stopped development of the Marketplace product. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Marketplace product in the second quarter of fiscal 2001.

Net sales in the ASP segment for the three months ended December 31, 2000 were $22,000, up 69.2% from $13,000 for the same period in the prior year. The increase was due primarily to increased users. Net sales for the nine months ended December 31, 2000 were $59,000, down 47.3% from $112,000 for the same period in the prior year. The decrease in the nine month period was due primarily to Storefront license pricing changes. Net sales for the ASP segment consist of subscription fees paid by retailers for access to a web-based gift store and gallery management system, named Storefront. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. As of December 31, 2000, net sales of Storefront have been made solely to Signature Galleries.

Operating losses for the ASP segment were $742,000 during the three months ended December 31, 2000, down 61.4% from $1.9 million for the same period in the prior year. For the nine months ended December 31, 2000 operating losses were $9.6 million, up 195.7% from $3.3 million for the same period in the prior year. The increase in operating losses were primarily due to the $2.5 million write-down of Marketplace related assets as well as a significant ramping up of product development operations of Exclaim in the first six months of fiscal 2001.

Operating expenses of the ASP segment consist primarily of salaries and consulting expenses related to the development of Exclaim's products.

INTEREST EXPENSE

Interest expense was $49,000 and $55,000 for the three and nine month periods ended December 31, 2000, compared to $10,000 and $3,000 for the same periods in the prior year. The increase in net interest expense was due to decreased cash balances throughout the first half of the current period as well as a capital lease obligation entered into since the prior year.

PROVISION FOR INCOME TAX

The provision for income taxes was $3.7 million and $6.5 million for the three and nine month periods ended December 31, 2000, compared to $4.6 million and $6.7 million for the same periods in the prior year. The effective income tax rate for the three and nine months ended December 31, 2000 was 37.0%, compared to 39.5% for the same periods in the prior year.

COMPARABLE STORE SALES

Comparable store sales for the three months ended December 31, 2000 decreased 3.5% from the same period in the prior year based on voluntarily reported sales figures from 235 comparable independent Signature Gallery dealers and company owned stores. The decline in comparable store sales is due primarily to the continued retail development of Signature districts, which involves Signature Gallery dealers adding additional Signature Galleries within their existing district, thereby leveraging off the existing infrastructure of the initial store. While we are seeing increased sales in each Signature Gallery district, the increase in the number of stores in a particular district will likely reduce sales from the first, or original, store in that district. The comparable store sales decline in the quarter was significantly less than the prior two quarters' due to the development of a new retail promotional event involving appearances by Thomas Kinkade at selected Signature Galleries. In order to further enhance comparable store sales, we will continue to slow the addition of stores within existing districts and to focus our future retail expansion in new geographical markets where there is no existing Signature Gallery presence. We believe comparable Signature district sales are another meaningful indicator of the condition of our retail market. Comparable district sales for the three months ended December 31, 2000 increased 22.0% from the same period in the prior year for the 141 reporting comparable districts.

RECENT DEVELOPMENTS

On February 5, 2001, Thomas Kinkade, a member of the Board of Directors, co-founder and Art Director of the Company, sent a letter to the Company's Board of Directors in which Mr. Kinkade stated that a major bank has agreed to act as lead arranger and book manager for the financing of his October 17, 2000 proposal to acquire all of the outstanding shares of the Company not already owned by him or his affiliates, and that he was now prepared to engage this bank and proceed with the proposed transaction at a price of $6.25 per share in cash.

On February 14, 2001, the Special Committee of independent Directors, which was formed by the Board of Directors of the Company to, among other things, evaluate Mr. Kinkade's proposal, responded to Mr. Kinkade by a letter in which the Special Committee stated that the $6.25 proposal is inadequate, but that the Special Committee will consider any firm offer from Mr. Kinkade or another third party that is adequate.

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

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

- The demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
- Consumer acceptance of the art and related products of new artists and other visual content owners (specifically the art and related products of Howard Behrens, Simon Bull and Robert Lyn Nelson),
-    Our ability to achieve our expansion plans,
-    The timing, mix and number of new product releases,

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds during the first nine months of fiscal 2001 has been from operating income. Our working capital as of December 31, 2000 was $65.2 million, compared to $48.6 million as of March 31, 2000.

Net cash provided by operations for the first nine months of fiscal 2001 was $3.3 million, consisting primarily of net income of $11.1 million, depreciation of $4.3 million, an increase in income taxes payable of $2.7 million and a loss from the write-down of Exclaim assets of $2.5 million, offset by a $7.3 million increase in accounts receivable and a $5.6 million increase in inventory. Accounts receivable increased primarily as a result of seasonal factors as well as a slower than expected retail economic environment. Inventory increased due primarily to seasonal increases, lower than expected wholesale sales and the addition of new artists. Net cash provided by operations for the first nine months of fiscal 2000 was $7.9 million consisting primarily of net income adjusted by increases in accounts receivable, inventory and accounts payable.

Net cash used in investing activities was $400,000 for the first nine months of fiscal 2001 and primarily related to capital expenditures for property and equipment and investment in Internet related technologies offset by net cash generated by the sales, collections and related financing of galleries sold to Signature Gallery dealers. Net cash used in investing activities was $9.8 million in the first nine months of fiscal 2000 primarily related to investment in Internet related technologies and capital expenditures for property and equipment. We anticipate that total capital expenditures in fiscal 2001 will be approximately $14 million, and will relate to building design and engineering costs and leasehold improvements in connection with the development of our leased property in Morgan Hill, California, as well as continued manufacturing, infrastructure and management information systems upgrades.

Net cash provided by financing activities was $36,000 in the first nine months of fiscal 2001 and related to the exercise of options for our common stock and the issuance of common stock through our Employee Stock Purchase Plan, offset by payments under a capital lease obligation. During the first nine months of fiscal 2000 net cash used for financing activities was $14,000 due primarily to purchasing shares of our common stock under our stock repurchase program offset by the exercise of options for our common stock.

We have a $30 million secured bank line-of-credit facility that we increased from $20 million during the three months ended December 31, 2000 pursuant to provisions in the line-of-credit agreement. The line-of-credit bears interest at either the bank's current reference rate or the effective LIBOR rate plus 1.5%, at our discretion. There were no outstanding borrowings under this credit facility as of December 31, 2000.

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

Our working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to our operating plan needed to response to competition, acquisition opportunities or unexpected events. We believe that our current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under our line-of-credit will be sufficient to meet our working capital requirements through calendar year 2001. We may consider alternative financing, such as issuance of addition equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive for funding expansion.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of December 31, 2000 and March 31, 2000. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio.

The table below presents principal (or notational) amounts and related weighted average interest rates for our investment portfolio and debt obligations (in thousands):

                                                                  December 31,      March 31,
                                                                      2000             2000
                                                                  -----------      -----------
Assets:
   Cash and cash equivalents......................                $   8,438        $   5,544
   Average interest rate..........................                      4.1%             3.6%
Liabilities:
   Bank line-of-credit............................                $      --        $      --
   Interest rate (bank reference rate)............                      9.5%             9.0%
   Capital lease obligation.......................                $     881        $      --
   Fixed interest rate............................                      8.9%              --
   Convertible note payable to related party......                $   1,200        $   1,200
   Fixed interest rate............................                      8.0%             8.0%

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

A complaint was filed on October 24, 2000 in Santa Clara County Superior Court by James Boersma, on behalf of himself and all others similarly situated, against Media Arts and its Board of Directors. Breach of fiduciary duty is alleged in this purported class action, stemming from the proposal by Thomas Kinkade to offer to acquire the outstanding shares of the Company not already owned by him. As of February 14, 2001, no offer has yet been made by Mr. Kinkade. The Company intends to defend against this lawsuit vigorously.

ITEM 2.   CHANGES IN SECURITIES - Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION

On February 5, 2001, Thomas Kinkade sent a letter to the Company's Board of Directors in which Mr. Kinkade stated that a major bank has agreed to act as lead arranger and book manager for the financing of his proposal to acquire all of the outstanding shares of the Company not already owned by him or his affiliates, and that he was now prepared to engage this bank and proceed with the proposed transaction at a price of $6.25 per share in cash.

On February 14, 2001, the Special Committee responded to Mr. Kinkade by a letter in which the Special Committee stated that the $6.25 proposal is inadequate, but that the Special Committee will consider any firm offer from Mr. Kinkade or another third party that is adequate.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 10.43  - Lease Agreement between TBI - Mission West, LLC and the
                       Company, dated June 30, 2000.

(b)   Exhibit 99     - Letter from Special Committee to Thomas Kinkade dated
                       February 14, 2001.

(c)   Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MEDIA ARTS GROUP, INC.
                                          (Registrant)


                                          By  /s/ Craig Fleming
                                          -----------------------------------
                                               Craig Fleming
                                               Chairman, President &
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                          By  /s/ Michael J. Catelani
                                          -----------------------------------
                                               Michael J. Catelani
                                               Vice President of Finance
                                               (Principal Financial Officer &
                                               Principal Accounting Officer)


Date:  February 14, 2001

EXHIBIT INDEX

Exhibit Number
--------------

10.43 Lease Agreement between TBI - Mission West, LLC and the Company, dated June 30, 2000.

99      Letter from Special Committee to Thomas Kinkade dated February 14, 2001.