Form 10-K405
period 2001-03-31
MEDIA ARTS GROUP INC
filed 2001-06-29
CIK 924645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

Commission File number 0-24294

Media Arts Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0354419 (I.R.S. Employer Identification No.)
900 Lightpost Way Morgan Hill, California (Address of principal executive offices)	95037 (Zip code)

Registrant's telephone number, including area code: (408) 201-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 31, 2001, as reported on the New York Stock Exchange was approximately $21,348,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 2001, was 13,187,549.

    Part III incorporates by reference from the definitive proxy statement for the registrant's 2001 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

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

Item 1. Business

Overview

    Media Arts Group, Inc. is the leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products based upon artwork by Thomas Kinkade, Howard Behrens, Simon Bull and Robert Lyn Nelson. Our primary products are canvas lithographs that feature Thomas Kinkade's unique use of light and his peaceful and inspiring themes. We believe the Thomas Kinkade lifestyle brand appeals to a wide range of consumers because its message celebrates home, family, nature and traditions and its products help to create positive environments in which to live and work. We believe that we can develop inspiring, life-affirming, and broadly appealing brands around Howard Behrens, Simon Bull and Robert Lyn Nelson. We strive to reach a broad consumer base by offering products at a variety of price points, controlling distribution through our branded distribution channel of independently owned and operated Thomas Kinkade Signature Galleries™ and Showcase Galleries, Masters of Light Galleries™ and Howard Behrens Studio Galleries™. We have also developed strategic marketing relationships with companies such as Hallmark Cards, Inc., QVC, Inc. and Avon Products, Inc. Our products generally sell at retail price points ranging from $50 to $300 for gift prints to between $900 and $10,000 for limited edition paper and canvas lithographs. We distribute our products through an extensive distribution network which as of March 31, 2001 included 357 Signature Galleries, two company owned retail Thomas Kinkade Stores, three Masters of Light Galleries, one company owned Howard Behrens Studio Gallery and approximately 5,000 other independent gift and collectible retailers as well as through our strategic relationships. We believe that this broad distribution network has allowed us to develop Thomas Kinkade into a leading art-based brand. In addition, we believe we can leverage this distribution method to accelerate the development of the Howard Behrens, Simon Bull and Robert Lyn Nelson brands. In April 1999, we decided to stop opening new company owned Thomas Kinkade Stores in order to focus on development of our branded distribution through independent dealers. Since that time, we transferred ownership of 30 company owned Thomas Kinkade Stores to existing and new Signature Gallery dealers and closed one additional store. We believe that this extensive distribution network, and our abilities to develop such, will be a significant factor in the successful development of new art-based brands based on the works of new artists who we plan to publish. During fiscal 2000, we signed a five year, renewable publishing and licensing agreement with Howard Behrens, a world renowned palette knife artist. During fiscal 2001, we signed a five year, renewable publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom. In addition, we signed a five-year, renewable publishing and licensing agreement with Robert Lyn Nelson, the originator of the modern marine art movement. We began selling framed canvas and paper reproductions of Mr. Behrens' and Mr. Bull's works during fiscal 2001. We will begin selling framed canvas and paper reproductions of Mr. Nelson's works in fiscal 2002. During fiscal 2002, we intend to pursue publishing and licensing agreements and other strategic relationships with other artists and intellectual property owners.

Products

    Our current products include framed and unframed limited edition reproductions of original artwork produced by the artists we publish, as well as books, stationery items and other home accessories and gift products that feature Mr. Kinkade's unique use of light and his peaceful, warm and inspiring themes. The following paragraphs describe our product categories and creative process.

    Product Categories.  Our products are categorized generally as limited editions or open editions. Limited editions are high quality canvas and paper lithographs and giclees produced in limited quantities, each of which is accompanied by a certificate of authenticity stating the size of the edition. Open editions are products that may be produced in greater quantities and sold indefinitely. In fiscal 2001, limited editions and open editions represented 53.2% and 32.9% of our net sales, respectively.

    Creative Process.  Through fiscal 2001, the substantial majority of our products have been based on the artwork of Thomas Kinkade, who has won multiple awards from the National Association of Limited Edition Dealers, including Artist of the Year and Graphic Artist of the Year. Mr. Kinkade paints in his Northern California studio and on location while traveling. Mr. Kinkade is known for his unique use of light and the manner in which his paintings reflect changes in the intensity of the ambient lighting. Under the terms of our license agreement with Thomas Kinkade dated December 3, 1997, Mr. Kinkade will provide 150 paintings to us during the 15 year period commencing December 3, 1997, with at least 10 paintings to be delivered during each of the first five years. We also have perpetual and exclusive rights to produce and sell additional products based on a previously existing library of over 170 Thomas Kinkade images. In particular, we have the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade's artwork in any form and the right to use the name and likeness of Mr. Kinkade in promoting the sale of our products and development of any brand name associated with Mr. Kinkade. We have an active product development department that works with Mr. Kinkade, dealers of our products, our in-house sales force and strategic business partners to create new products. We seek to gauge demand for proposed new products by pre-marketing prior to product introductions. We are dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as we expand our distribution would have a material adverse effect on our business and results of operations. In order to mitigate the potential decline in customer demand for products based upon the artwork of Thomas Kinkade, and as part of our goal to develop inspirational, life-affirming, widely appealing art-based lifestyle brands, we are pursuing publishing and licensing agreements and other strategic relationships with other artists and intellectual property owners, as demonstrated by the signings of Howard Behrens, Simon Bull and Robert Lyn Nelson.

Distribution

    We currently distribute our products through independent Thomas Kinkade Signature Galleries and Masters of Light Galleries and company owned Thomas Kinkade Stores and a Howard Behrens Studio Gallery as well as a network of other independent dealers consisting of gift and collectible retailers and strategic relationships with Hallmark, Avon and QVC among others. We seek to strengthen our existing art based brands and increase sales by expanding our network of branded galleries, promoting independent dealers to higher incentive and commitment levels and expanding distribution through strategic business relationships.

    Thomas Kinkade Signature Galleries and Thomas Kinkade Stores.  Independently owned, licensed Thomas Kinkade Signature Galleries and company owned Thomas Kinkade Stores provide warm and inviting environments that convey Thomas Kinkade's lifestyle message and display Thomas Kinkade reproductions and other products as they might appear in a customer's home. In 1996, we initiated the Signature Gallery program in order to develop a network of stores owned and operated by individual entrepreneurs that exclusively sell Thomas Kinkade products. We believe that the Signature Gallery program enables us to benefit from the regional knowledge of local Signature Gallery owners, strengthen the Thomas Kinkade brand and broaden our distribution network, all without significant investment by us. We have begun to expand Signature Galleries internationally and as of March 31, 2001 there were three in operation, two in England and one in Scotland. As of March 31, 2001, 357 Signature Galleries were in operation worldwide. Sales to Signature Galleries were approximately $69.4 million in fiscal 2001. We intend to expand the Signature Gallery program and have identified target areas within our United States sales districts, as well as internationally, for potential placement of Signature Galleries. We identify new Signature Gallery owners through referrals generated by our in-house sales force, direct inquiries and referrals from existing dealers and Signature Gallery owners.

    Potential Signature Gallery owners must submit a comprehensive business plan and satisfy certain financial criteria including minimum start-up capital and net worth requirements in order to qualify for the Signature Gallery program. Signature Gallery owners agree to, among other things, purchase at least $100,000 of our products annually, maintain a minimum inventory of $25,000 per location and display a broad collection of Thomas Kinkade images. Signature Gallery owners have the opportunity to attend comprehensive training programs at Thomas Kinkade University. We grant Signature Gallery owners limited use of the Thomas Kinkade name. Signature Galleries also have the right to receive automatic shipment of each new limited edition release and have rights to purchase certain exclusive limited edition inventory. In addition, Signature Galleries have the opportunity to participate in exclusive promotional events. There can be no assurance that we will be able to identify suitable owners for the planned Signature Galleries expansion or that such owners will become effective distributors for our products, but through the qualification and selection process, we attempt to choose dealers with the highest probability of long term success.

    During fiscal 2000, we decided to stop opening company owned Thomas Kinkade Stores to focus resources on Signature Gallery expansion. As of March 31, 2001, two company owned Thomas Kinkade stores were in operation.

    Masters of Light Galleries.  During fiscal 2001, we launched a new gallery chain dedicated exclusively to the artists published by Media Arts Group. Much like the Thomas Kinkade Signature Gallery chain, Masters of Light Galleries are independently owned and operated. The galleries are designed to showcase up to four artists concurrently. These galleries will extensively utilize artist appearances to drive retail sales. As of March 31, 2001, three Masters of Light Galleries were in operation. We intend to expand the Masters of Light program throughout the United States and abroad.

    Other Independent Dealers.  Our products currently are sold to approximately 5,000 independent dealer accounts, including independent gift retailers, collectible retailers, art galleries and frame stores located principally in the United States and, to a lesser extent, in Canada. We have organized these dealers into four levels designed to encourage dealers to increase purchase commitments by offering increased benefits such as access to a wider range of our products, automatic shipments of new product releases and other benefits not available to lower level dealers. Dealer levels range from Open Edition Accounts, which are authorized to purchase only open edition products and for which only a $500 initial purchase is required, to Showcase Dealers, which are stores-within-stores committed to purchase a minimum of $30,000 annually in limited edition canvas and paper products. By promoting lower level dealers to higher incentive and commitment levels, we believe we can strengthen our dealer network, increase sales and build brand awareness by leveraging productive dealers. We also have been able to identify potential Signature Gallery owners through our dealer programs. As of March 31, 2001, there were approximately 500 Showcase Dealers, 200 Premier Dealers, 500 Certified Dealers, 1,100 Authorized Dealers and 2,500 Open Edition Accounts.

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

Strategic Business Relationships

    We have entered into agreements with leading consumer marketing companies to build brand awareness, generate additional sales by reaching a larger audience of consumers and leverage the expertise of these companies in sales and marketing, manufacturing and distribution. For example, the Thomas Kinkade brand has received substantial publicity under a strategic licensing agreement with Sparrow Records, a division of EMI Christian Music Group, which is a member of EMI Recorded Music, through the production, marketing and distribution of a music CD entitled Music of Light. We also sell Thomas Kinkade brand products through direct marketing on QVC and through direct mail catalogs, such as Avon. Our paper lithographs, open edition gift prints and other home accessory and gift products were featured on QVC shows totaling 27 hours and generating sales of $12.9 million at retail in fiscal 2001. We intend to continue to develop strategic business relationships with leading consumer marketing companies in the United States and abroad.

Sales and Marketing

    Our sales and marketing efforts include an in-house sales force that sells to and services wholesale accounts, training programs for in-house and retail sales personnel and Signature Gallery owners through Thomas Kinkade University, marketing and promotional programs and a consumer-oriented Thomas Kinkade Collectors' Society, each of which is described below.

    ln-House Sales Force.  As of March 31, 2001 our sales force consisted of a Vice President supported by two National Sales Directors, four Regional Sales Directors, a Director of Sales Operations, 31 District Sales Managers and two key account managers. The sales force is generally compensated on a salary plus commission basis. Many of these sales personnel are experienced in the fine art, gift and collectibles and direct sales industries. District Sales Managers call on Signature Galleries, Masters of Light Galleries, other independent dealers and potential dealers. Certain of our in-house sales personnel support the Signature Gallery and Masters of Light programs through review and approval of applications and ongoing on-site and telephone support to gallery owners.

    Training.  We conduct training programs for in-house sales personnel, retail consultants and other employees, as well as Signature Gallery and Masters of Light Gallery owners, at Thomas Kinkade University, a training facility located in Monterey, California. Thomas Kinkade University consists of a week-long training program that emphasizes product knowledge and selling techniques, marketing, accounting, inventory management and administration. All District Sales Managers attend training sessions at Thomas Kinkade University and participate in quarterly regional and national sales meetings.

    Marketing Programs.  We design and sell promotional materials including postcards, catalogs and videotapes to Signature Galleries and Masters of Light Galleries and independent dealers for sale or direct marketing to consumers. In addition, we produce print advertising available to Signature Galleries and Masters of Light Galleries on a co-operative basis. Signature Galleries and Masters of Light Galleries and other high level independent dealers may pay to participate in regional events

(including artist appearances) organized by us from time to time. In addition, we benefit from advertising funded by our strategic business partners, such as exclusive shows on QVC.

    Thomas Kinkade Collectors' Society.  We sponsor and operate a collectors club for consumers of Thomas Kinkade products. As of March 31, 2001, the Thomas Kinkade Collectors Society had approximately 26,000 members. Members pay an annual membership fee of $50 and receive quarterly newsletters that keep them informed about Mr. Kinkade's artwork, including upcoming releases and events. Members also have the opportunity to purchase "members only" product offerings.

Manufacturing and Production

    We manufacture canvas lithographs and assemble, warehouse and ship lithograph and giclee products from our production facility in San Jose, California. We have located our executive offices and will relocate our manufacturing facilities to a newly developed leased campus facility in Morgan Hill, California during the first quarter of fiscal 2002. Most of our three-dimensional products and gift items, as well as paper lithographs and giclees, are manufactured by third parties under manufacturing or licensing arrangements.

    Our proprietary manufacturing process for a canvas lithograph begins with an original painting. An independent photographer photographs the painting and produces a transparency. The transparency then goes to a digitizing facility for the creation of a color separation. The color separation is reviewed and approved by the artist, who works with an independent printer and our artistic team to develop a paper lithograph that best represents the original painting. The paper lithographs are then printed and sent to our manufacturing facilities, where they are sent through a double authentication signing process, inspected, transferred to canvas and hand-highlighted. The manufacturing process takes approximately four days to complete. We then frame and ship finished canvas lithographs in accordance with order specifications. Third party vendors supply the frames, paper, canvas, paint and other raw materials and components used by us in the canvas lithograph production process. The failure of any of these third party vendors to produce products that meet our specifications could result in lower sales or otherwise adversely affect consumer perceptions of our brand and products. There can be no assurance that we will not encounter shortages in the future, and any prolonged shortage in frames or other materials could have a material adverse effect on our business, consolidated financial position, operating results and cash flows.

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

Risk Factors

    Dependence on Artists.  If our license agreement with Thomas Kinkade were terminated by Mr. Kinkade or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade's services would have a material adverse effect on our business and results of operations. Moreover, the available remedies in the event of a breach of the license agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract. Upon any loss of Mr. Kinkade's services, we may seek to expand our products based upon Mr. Kinkade's then existing images, to the extent Mr. Kinkade has not terminated our rights thereto, and/or continue to develop relationships with other artists and offer products based upon their work. During fiscal 2000, we began developing relationships with other artists and executed a publishing and licensing agreement with world renowned palette knife artist Howard Behrens. In fiscal 2001, we entered into publishing and licensing agreements with Simon Bull, a leading contemporary visual artist in the United Kingdom and Robert Lyn Nelson, the originator of the modern marine art movement. We began marketing and selling products based on the artwork of Mr. Behrens and Mr. Bull during fiscal 2001. We will begin marketing and selling products based on the artwork of Mr. Nelson during fiscal 2002. We are continuing to develop relationships with other artists, however, there can be no assurance that we will be able to identify other artists or sell products based upon their work. In addition, we are dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade. Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance as we expand our distribution would have a material adverse effect on our business and results of operations.

    Risks associated with Expansion of Distribution Channels.  Our strategy includes aggressively expanding our distribution channels, and future operating results will depend, in large part, upon our ability to effectively implement this strategy. As of March 31, 2001, we had two company owned Thomas Kinkade Stores and one Howard Behrens Store as well as 357 independently owned Thomas Kinkade Signature Galleries and three Masters of Light Galleries. In fiscal 2002 we plan to concentrate on expanding our dedicated distribution channels by opening new independently owned Signature Galleries, Masters of Light Galleries and Howard Behrens Studio Galleries. In addition, we intend to direct our capital and resources towards providing enhanced retail support services to licensed gallery owners, enhancing our manufacturing systems and infrastructure in anticipation of growth and the impending relocation of our operations and diversification through relationships with other artists and other intellectual property owners.

    Our planned expansion of exclusive, branded galleries is dependent upon a number of factors, including the ability to identify appropriate owners and integrate them into our dealership network, as well as the ability of such owners to locate suitable store sites and effectively promote and sell our products. We intend to open galleries in geographic markets where we may have little or no experience and with products that we may have limited experience with and we may encounter competitive challenges that we have not experienced to date. In addition, we may open stores near other existing galleries and independent dealers, which will likely lower sales of our products at such existing sites, but should increase total sales within the entire geographic district. Furthermore, the laws of certain states may limit our ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in such states. Failure by us to achieve our planned expansion of exclusive, branded galleries or to do so on a profitable basis could have a material adverse effect on our business and results of operations.

    Ability to Effectively Manage Expansion.  Our strategy for introducing new brands and products and expanding our distribution channels could place a significant strain on management and operations. We have hired several key officers and employees to supplement the management team. To manage any expansion effectively, we will need to anticipate the changing demands of our operations and to adapt systems and procedures accordingly. There can be no assurance that we will anticipate all of the demands that an expansion of operations will impose on such systems and procedures. To support the planned expansion of our brands, products and distribution channels, we may have to hire additional manufacturing, sales and administrative personnel. There can be no assurance that we will be able to hire such personnel or that we will be able to train successfully and supervise such personnel if hired. In addition, we may need to add labor shifts to our manufacturing operations or implement other efficiencies to satisfy any significant future increase in production, including implementing new automation processes. The failure to increase our operational and manufacturing capacity in a timely and effective manner while maintaining our product quality and customer service standards could result in a failure to meet demand on a timely and satisfactory basis, which would have a material adverse effect on our business and results of operations. Failure to continue to upgrade operating and financial control systems or unexpected difficulties encountered during expansion could have a material adverse effect on our business and results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth. Moreover, in the event any overproduction results from our expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of our products and therefore reduce demand for our products, particularly limited editions. Any reductions in sales or margins resulting from a decrease in demand could have a material adverse effect on our business and results of operations.

    Relocation of Company.  During fiscal 2000, we entered into a 15 year lease of a campus facility to be developed in Morgan Hill, California, approximately 20 miles south of our then current corporate headquarters, commencing in fiscal 2002. In fiscal 2001, we entered into another 15 year lease which would increase the development of the campus facility in Morgan Hill by approximately 126,000 square feet, with an aggregate of approximately 400,000 square feet. We will relocate virtually all of our operating and administrative facilities from several locations in San Jose, California to this newly developed campus facility during the first quarter of fiscal 2002. While this move may cause a disruption to our operations, we anticipate that the timing of the move will correspond with the seasonality of our business in order to minimize the disruption. In connection with the move, we will incur certain one-time costs, including significant management time and attention. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating operations into a single campus versus the current operations that are spread out in several areas of a commercial office park and 3) providing capacity for future growth in operations. There can be no assurance that the relocation will occur as scheduled due to the normal uncertainties surrounding construction timelines and governmental agency approvals. In addition, relocating our production facilities could result in a temporary loss of production time and an inability to fulfill customer orders for an unknown period of time, which may have a material adverse effect on our business and results of operations.

    Dependence upon Consumer Preferences.  Sales of our existing and new products depend significantly upon continued consumer demand for the Thomas Kinkade brand and products. Demand for our products can be affected generally by consumer preferences, which are subject to frequent and unanticipated changes. We are dependent on our ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower sales, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on our business and results of operations. There can be no assurance that the current level of demand for products based upon Mr. Kinkade's artwork will be sustained or grow, and any decline in the demand for such products or failure of demand to grow would have a material adverse effect on our business and results of operations. In order to mitigate the potential decline in customer demand for products based upon the artwork of Thomas Kinkade, and as part of our goal to develop inspirational, life-affirming, widely appealing art-based lifestyle brands, we are pursuing publishing and licensing agreements and other strategic relationships with other artists and intellectual property owners, as demonstrated by the signings of Howard Behrens, Simon Bull and Robert Lyn Nelson, as well as exploring ways to develop and commercially exploit the Thomas Kinkade brand outside of traditional artwork based product markets.

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

    Introduction of New Artists and Other Intellectual Property Owners. A significant component of our overall business strategy is to develop publishing and licensing agreements and other strategic relationships with artists and intellectual property owners other than Thomas Kinkade. Historically, virtually all of our net sales have been generated from products based on the artwork of Thomas Kinkade. In order to develop inspirational, life-affirming, widely appealing art-based lifestyle brands and to mitigate our reliance on Thomas Kinkade, we are pursuing publishing and licensing agreements and other strategic relationships with other artists and intellectual property owners. During fiscal 2000, we signed a five year renewable publishing and licensing agreement with Howard Behrens, a world renowned palette knife artist. During fiscal 2001, we signed five year, renewable publishing and licensing agreements with Simon Bull, a leading contemporary visual artist in the United Kingdom and Robert Lyn Nelson, the originator of the modern marine art movement. We believe that our extensive existing distribution network, and our ability to develop such, will be a significant factor in the success of new artists and intellectual property owners. However, as we develop relationships with other artists and intellectual property owners, there can be no assurance that there will be consumer acceptance of these artists or intellectual property owners or that we will achieve the same level of success as we have experienced with Thomas Kinkade. Failure to do so may have an adverse effect on our business and results of operations.

    Reliance on Third Parties.  We rely on third parties to distribute a majority of our products, manufacture certain of our products and supply certain materials and components for use in our own manufacturing processes. The substantial majority of our product distribution, as well as our interaction with the end customer, is conducted by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name. We have entered into licensing agreements with Signature Gallery owners granting them limited use of the Thomas Kinkade name. However, the failure of these dealers to properly represent our products could damage our reputation or the reputation of Thomas Kinkade and adversely affect our ability to build the Thomas Kinkade brand. Most of our three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements. The failure of any of these third party vendors to produce products that meet our specifications could result in lower sales or otherwise adversely affect consumer perceptions of our brands and products. In addition, we rely on third party vendors to supply frames, paper, canvas, paint and other materials and components for our limited edition and other wall art products. Although we maintain relationships with several framing suppliers, in the past we have experienced shortages in framing supplies. There can be no assurance that we will not encounter similar shortages in the future and any prolonged shortage in frames or other materials could have a material adverse effect on our business and results of operations.

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

    Dependence on Management.  We are dependent upon the efforts of our executive officers and other key personnel and on our ability to continue to attract and retain qualified personnel in the future. The loss of certain of our executive officers and key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business and results of operations. We currently maintain key man insurance on the lives of certain key personnel including insurance on Thomas Kinkade in the amount of $44 million.

    Seasonality and Fluctuations in Operating Results.  See Item 7. "Seasonality and Fluctuations in Operating Results."

    Competition.  The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. Our products compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home décor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies together with the lack of significant barriers to entry may result in increased competition. We intend to open exclusive branded galleries in geographic markets where we may have little or no experience and, as a result, we may encounter competitive challenges that we have not experienced to date. Such competition could have a material adverse effect on our business and results of operations. Some of our competitors have substantially greater resources than us, including name recognition and capital resources, have more diversified product offerings and sell their products through broader distribution channels than us. Our business depends substantially on our ability to produce on an ongoing basis a wide variety of products that appeal to a broad range of consumers who can gain ready access to such products.

Employees

    As of March 31, 2001, we had 524 employees, including 228 in manufacturing and distribution, 148 in sales and marketing, 19 in retail sales and administration and 129 in corporate administration. We believe that our labor relations are satisfactory and we have never experienced a work stoppage.

Item 2. Properties

    Our manufacturing, distribution, sales and marketing, administration and executive offices are located in 10 leased facilities in San Jose, Los Gatos and Monterey, California with an aggregate of approximately 216,000 square feet. During the first quarter of fiscal 2002, we will relocate our offices and manufacturing facilities to a newly developed leased campus facility in Morgan Hill, California with an aggregate of approximately 400,000 square feet. As of March 31, 2001, our company owned retail operations were located in three leased sites in the United States ranging from 900 to 1,500 square feet, with an aggregate of approximately 4,000 square feet.

Item 3. Legal Proceedings

    On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the

California statutory laws pertaining to franchises. The allegations of the complaint have been denied by the Company and the matter is being defended.

    A complaint was filed on October 24, 2000 in Santa Clara County Superior Court by James Boersma, on behalf of himself and all others similarly situated, against the Company and its Board of Directors. Breach of fiduciary duty was alleged in this purported class action, stemming from the proposal by Thomas Kinkade to offer to acquire the outstanding shares of the Company not already owned by him or his affiliates at a price of $6.25 per share in cash. Subsequent to March 31, 2001, Mr. Kinkade withdrew his proposal to acquire all of the outstanding shares of the Company. Accordingly, the complaint against the Company and its Board of Directors has been dismissed.

    On March 9, 2001, a complaint for declaratory relief was filed in Santa Clara County Superior Court against Mr. Kinkade, the Company and others by George and Esther Goff related to paintings created by Mr. Kinkade under a pseudonym or "brush name." The Company subsequently filed a complaint in the United States District Court for the Northern District of California against Mr. Goff alleging copyright infringement related to the same paintings.

Item 4. Submission of Matters to a Vote of Securities Holders.

    None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholders' Matters

    The Company's stock has been traded on the New York Stock Exchange since December 7, 1998 under the symbol MDA. Previously, it had been traded on the Nasdaq National Market since our initial public offering on August 10, 1994 under the symbol ARTS. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's Common Stock as reported by the New York Stock Exchange:

Fiscal Year Ended March 31,	High	Low
2000
First Quarter	10.31	4.00
Second Quarter	6.50	4.31
Third Quarter	4.44	3.06
Fourth Quarter	9.00	3.69
2001
First Quarter	6.69	3.88
Second Quarter	4.31	3.38
Third Quarter	5.31	3.38
Fourth Quarter	5.50	4.13

    As of May 31, 2001 there were approximately 455 holders of record of the Company's Common Stock.

    The Company has never paid cash dividends on its Common Stock. We currently intend to retain earnings, if any, for use in the business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

    The selected financial data for the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997 has been derived from our audited financial statements. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Year ended March 31,
(In thousands, except per share and gallery data)	2001	2000	1999	1998	1997
Statement of Operations Data:
Net sales (1)	$132,091	$141,065	$129,204	$84,115	$47,975
Gross profit	76,436	87,918	84,261	55,430	30,258
Total operating expenses	62,753	64,805	55,033	35,238	23,467
Operating income	13,683	23,113	29,228	20,192	6,791
Income from continuing operations before extraordinary loss	8,904	14,150	18,352	12,275	2,644
Net income (loss)	$8,904	$14,150	$18,352	$10,979	$(10,986)
Income from continuing operations before extraordinary loss per share (Diluted) (2)	$0.67	$1.07	$1.34	$1.04	$0.26
Net income (loss) per share (Diluted) (2)	$0.67	$1.07	$1.34	$0.93	$(1.09)
Selected Operating Data:
Number of company owned Thomas Kinkade Stores	2	7	32	19	16
Number of company owned Howard Behrens Studio Galleries	1	—	—	—	—
Number of independently owned Thomas Kinkade Signature Galleries	357	297	169	74	17
Number of independently owned Masters of Light Galleries	3	—	—	—	—
Balance Sheet Data:
Cash and cash equivalents	$5,136	$5,544	$6,361	$16,401	$374
Working capital (3)	57,294	47,367	41,785	30,676	6,982
Total assets	93,428	88,780	68,146	51,339	23,061
Long-term obligations (4)	$4,539	$4,211	$2,108	$1,200	$7,871

(1)
All periods presented have been reclassified to reflect freight charges to customers as revenues in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." See Note 2 of Notes to Consolidated Financial Statements.

(2)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing earnings (loss) per share.

(3)
Excludes net assets of discontinued operations for 1997.

(4)
Amount is net of unamortized deferred debt discount for 1997.

    Quarterly data for the years ended March 31, 2001 and 2000 is presented under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Media Arts Group, Inc., founded in 1990, is the leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products based upon artwork by Thomas Kinkade, Howard Behrens, Simon Bull and Robert Lyn Nelson. We operate in three market segments: wholesale, retail and Internet application service provider ("ASP"). Net sales in the wholesale market segment decreased slightly due to the current general economic slowdown which began in the third quarter of fiscal 2001 and impacted our sales in the fourth quarter. In addition, net wholesale sales to the retail segment decreased 87.6% due to the sales of company owned Thomas Kinkade Stores to independent Thomas Kinkade Signature Gallery™ owners. This decrease was offset somewhat by an increase in net sales to Signature Galleries of 4.7%, an increase in net sales to other non-branded wholesale accounts of 15.0% and increased licensing revenue of 35.2% as a result of an increase in the number of Signature Galleries, promotional appearances by Thomas Kinkade, as well as expansion of our branded and other distribution channels. Net sales in the retail market segment have declined significantly due to the sales of company owned retail Thomas Kinkade Stores to independent Thomas Kinkade Signature Gallery owners and the closure of one company owned store during fiscal 2001. Our ASP market segment consists of the operations of our wholly owned subsidiary, Exclaim Technologies, Inc. ("Exclaim"). Net sales in the ASP segment were immaterial as a result of a significant reduction in the funding of Exclaim's operations and the suspension of further development of our business-to-business Internet products.

    Currently our principal products include limited and open edition canvas and paper lithograph reproductions of the artwork of Thomas Kinkade, Howard Behrens and Simon Bull. In fiscal 2001, limited edition canvas and paper lithograph sales accounted for 86.1% of our net sales. We continue to expand the Thomas Kinkade product lines to include home decorative accessories, collectibles and gift products featuring the artwork of Thomas Kinkade. In addition, we continue to pursue other artists and intellectual property owners in order to begin publishing and licensing their artwork. During the first quarter of fiscal 2001, we signed a five year, renewable publishing and licensing agreement with Simon Bull, a leading contemporary visual artist in the United Kingdom. During the fourth quarter of fiscal 2001, we signed a five year, renewable publishing and licensing agreement with Robert Lyn Nelson, the founder of the modern marine art movement. During the third quarter of fiscal 2001, we launched Simon Bull's products, joining our existing product lines of Thomas Kinkade and Howard Behrens. We plan to launch Robert Lyn Nelson's products in the second quarter of fiscal 2002.

    We currently focus on expansion of controlled branded distribution, by distributing products through branded Thomas Kinkade Signature Galleries, Masters of Light Galleries and Howard Behrens Studio Galleries as well as other independent dealers. In 1996, as part of our strategy of expanding branded distribution, we initiated our Thomas Kinkade Signature Gallery program. The independently owned and operated galleries exclusively sell products based on the artwork of Thomas Kinkade. In fiscal 2001, sales to Signature Galleries accounted for 52.6% of consolidated net sales, compared to 47.1% in fiscal 2000 and 31.3% in fiscal 1999. At the end of fiscal 2001, there were 357 Signature Galleries in operation. Although this program has been successful since its inception in 1996, there can be no assurance that we will be able to identify suitable owners for Signature Galleries' planned expansion or that such owners will become effective distributors for our products. In the fourth quarter of fiscal 2001, in a continuation of our branded distribution strategy and in order to enhance distribution and brand awareness of our recently signed artists, we initiated our Masters of Light Gallery program. These independently owned and operated galleries are licensed to exclusively sell products based on the artwork of Media Arts' published artists. In fiscal 2001, sales to Masters of Light Galleries were immaterial, with three galleries in operation as of March 31, 2001. Although this program has generated significant interest from independent entrepreneurs, there can be no assurance that we will be able to identify suitable owners for Masters of Light Galleries' planned expansion or that such owners will become effective distributors for our products. In the fourth quarter of fiscal 2001 we initiated our Howard Behrens Studio Gallery program. These galleries will be licensed to exclusively sell products based on the artwork of Howard Behrens. The first Behrens Studio Gallery is a company owned store in Monterey, CA. There can be no assurance that we will be able to identify suitable owners for Behrens Studio Galleries' planned expansion or that such owners will become effective distributors for our products.

    In 1993, we initiated our company owned retail Thomas Kinkade Stores, which exclusively sell Thomas Kinkade products. These stores accounted for 2.1% of consolidated net sales in fiscal 2001, compared to 11.9% in fiscal 2000 and 21.2% in fiscal 1999. As part of our retail strategy, in April 1999 we announced our intention to de-emphasize these capital-intensive, company owned stores and evaluate opportunities where Signature Gallery owners may purchase these stores. During 2001, we transferred four of the remaining seven company owned stores to Signature Gallery owners and closed one company owned store. We anticipate transferring one of the two Thomas Kinkade Stores during fiscal 2002, and we currently plan on retaining our Northern California flagship store indefinitely.

    We also market our products through over 5,000 independent dealer accounts organized into various incentive and commitment levels and through QVC, a cable television shopping network. Additionally, we have established distribution alliances with major partners such as Avon, Hallmark and La-Z-Boy.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated income statement to net sales. All percentages and net sales and cost of sales amounts for all years in the discussion that follows have been restated to reflect the reclassification of freight charges to customers as revenue in accordance with Emerging Issues Task Force Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." See Note 2 of Notes to Consolidated Financial Statements for further discussion.

	Year ended March 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	42.1	37.7	34.8

Gross margin	57.9	62.3	65.2
Operating expenses:
Selling and marketing	22.5	25.0	25.7
General and administrative	23.1	20.9	16.9
Write-down of Internet business assets	1.9	—	—

Total operating expenses	47.5	45.9	42.6

Operating income	10.4	16.4	22.6
Interest income	0.0	0.0	0.4
Gain on sales of company owned stores	0.3	—	—

Income before income taxes	10.7	16.4	23.0
Provision for income taxes	4.0	6.4	8.8

Net income	6.7%	10.0%	14.2%

    Net sales.  Our net sales were $132.1 million in fiscal 2001, $141.1 million in fiscal 2000 and $129.2 million in fiscal 1999. The decrease in net sales in fiscal 2001 compared to fiscal 2000 was due primarily to the loss of retail margin from the sale of four of the remaining seven company owned stores to Signature Gallery owners and the closure of one additional company owned store in fiscal 2001. In addition, it was further impacted by the general economic slowdown which began in the third quarter of fiscal 2001 and impacted our sales in the fourth quarter. This was partially offset by an increase in net sales to wholesale customers due to an increase in the number of independent dealers and increased revenue from licensing arrangements. The increase in net sales in 2000 compared to fiscal 1999 was primarily due to an increase in the number of independent dealers and increased revenue from licensing arrangements.

    Gross profit.  Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

	Year ended March 31,
	2001	2000	1999
Gross profit (in millions)	$76.4	$87.9	$84.3
Gross margin	57.9%	62.3%	65.2%

    The decline in gross margin in fiscal 2001 compared to fiscal 2000 was primarily due to lower retail sales from the disposal of company owned galleries, lower than anticipated wholesale revenues which resulted in unabsorbed overhead and changes in product mix. The decline in gross margin in fiscal 2000 compared to fiscal 1999 was primarily due to the loss of retail margin resulting from the transfer of 26 company owned Thomas Kinkade Stores to Signature Gallery owners during fiscal 2000.

    Selling and marketing expenses.  Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses.

	Year ended March 31,
	2001	2000	1999
Selling and marketing expenses (in millions)	$29.7	$35.3	$33.2
Percent of net sales	22.5%	25.0%	25.7%

    Selling and marketing expenses decreased in fiscal 2001 compared to fiscal 2000 primarily due to reduced compensation costs resulting from lower than anticipated wholesale sales. Selling and marketing expenses increased in fiscal 2000 compared to fiscal 1999 primarily due to higher advertising and promotional costs related to enhanced retail support for our independent dealers and our company owned stores.

    The decrease in selling and marketing expenses as a percent of net sales in fiscal 2001 compared to fiscal 2000 was primarily due to reduced compensation costs resulting from lower than anticipated wholesale sales. The decrease in selling and marketing expenses as a percent of net sales in fiscal 2000 compared to fiscal 1999 was primarily due to effective cost management of the significant portion of fixed selling and marketing costs.

    General and administrative expenses.  General and administrative expenses consist primarily of salaries and bonuses, rent expense and professional services such as legal and accounting fees.

	Year ended March 31,
	2001	2000	1999
General and administrative expenses (in millions)	$30.5	$29.5	$21.8
Percent of net sales	23.1%	20.9%	16.9%

    In fiscal 2001, general and administrative expenses remained consistent with fiscal 2000 due to several offsetting factors including decreased expenses associated with the operation of company owned retail stores, increased Internet business operations and costs of $1.8 million associated with the withdrawn proposal to acquire the Company. In fiscal 2000, general and administrative expenses increased compared to fiscal 1999 due primarily to $5.7 million in new Internet business expenses related to the operations of Exclaim and a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts.

    General and administrative expenses increased as a percent of net sales in fiscal 2001 compared to fiscal 2000 due to the increase in Exclaim's Internet operations and with the withdrawn proposal to acquire the Company. General and administrative expenses increased as a percent of net sales in fiscal 2000 compared to fiscal 1999 due to the significant amount of Exclaim's general and administrative expenses and the non-recurring charge as compared to the increase in net sales.

    Write-down of Internet business assets.  In fiscal 2001, we significantly reduced the funding of Exclaim due to the significant cash requirements related to its software development activities and the inability to obtain outside sources of capital. We determined that by stopping development of the more costly business-to-business Marketplace product and by focusing development efforts on the Storefront retail operating system, we could significantly reduce Exclaim's operating expenses and continue supporting our Signature Gallery dealers who were utilizing the Storefront product for their gallery operations. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Martketplace product.

    Wholesale segment.  Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries, Showcase dealers and Masters of Light dealers, our company owned Thomas Kinkade Stores and Howard Behrens Studio Gallery, other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-sites, thomaskinkade.com, howardbehrens.com and bullart.com. Net sales to wholesale customers before intersegment eliminations decreased 2.1% to $130.3 million in fiscal 2001 compared to $133.1 million in fiscal 2000. The decrease in net sales for this segment was primarily due to the general economic slowdown which began in the third quarter of fiscal 2001 and impacted our sales in the fourth quarter. Net sales to Signature Galleries increased 4.7% to $69.4 million in fiscal 2001 from $66.3 million in fiscal 2000 due to an increase in the number of Signature Galleries to 357 as of March 31, 2001 from 297 as of March 31, 2000.

    Net sales in the wholesale segment before intersegment eliminations of $133.1 million in fiscal 2000 reflected an increase of 13.8% compared to net sales of $116.9 million in fiscal 1999. The increase in net sales for this segment was primarily due to the growth in the number of Signature Galleries to 297 at the end of fiscal 2000 compared to 169 at the end of fiscal 1999 and increased promotional activities and programs during fiscal 2000. Sales to Signature Galleries increased 64.1% to $66.3 million in fiscal 2000 from $40.4 million in fiscal 1999.

    Operating income for our wholesale segment before intersegment eliminations decreased 28.8% to $25.5 million in fiscal 2001 compared to $35.8 million in fiscal 2000 primarily due to lower than expected net sales and gross margins and $1.8 million in costs associated with the withdrawn proposal to acquire the Company. Operating margin for the wholesale segment before intersegment eliminations decreased to 19.5% in fiscal 2001 from 26.9% in fiscal 2000 as a result of lower than expected sales volumes and gross margins and the costs in connection with the withdrawn proposal to acquire the Company.

    Operating income for our wholesale segment before intersegment eliminations increased 7.8% to $35.8 million in fiscal 2000 compared to $33.2 million in fiscal 1999 primarily due to increased net sales offset by a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts and increased advertising and promotional costs related to enhanced retail support for our independent dealers and our company owned stores. Operating margin for the wholesale segment before intersegment eliminations decreased to 26.9% in fiscal 2000 from 28.4% in fiscal 1999 as a result of the non-recurring charge and increased advertising and promotional costs as compared to the increase in net sales.

    Retail segment.  Net sales of the retail segment consist of sales by our company owned retail Thomas Kinkade Stores and Howard Behrens Studio Gallery. Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers. Net sales for the retail segment decreased 83.2% to $2.8 million in fiscal 2001 compared to $16.8 million in fiscal 2000. The decrease in net sales was due to the transfer of four Thomas Kinkade Stores to Signature Gallery owners and the closure of one company owned store during fiscal 2001. There were two Thomas Kinkade Stores and one Howard Behrens Store at the end of fiscal 2001 compared to seven company owned Thomas Kinkade Stores at the end of fiscal 2000. We recognized $457,000 in gain on sales of company owned stores in fiscal 2001. The gain recognition was based on the cost recovery method. Due to the continued uncertainty of the collectibility of the notes receivable in their entirety, we have reported the net of the notes receivable and deferred gains as other assets at March 31, 2001.

    Retail segment net sales of $16.8 million in fiscal 2000 represents a decrease of 38.5% compared to $27.4 million in fiscal 1999. The decrease in net sales was due primarily to the opening of one company owned store and the subsequent transfer of 26 company owned stores to Signature Gallery owners during fiscal 2000. There were seven company owned stores at the end of fiscal 2000 compared to 32 at the end of fiscal 1999. We did not recognize any gains on the sales of company owned stores in fiscal 2000 due to the significant notes receivable that have been taken.

    Operating loss for our retail segment decreased 62.7% to $1.5 million in fiscal 2001 compared to $4.0 million in fiscal 2000. This increase in operating loss was due primarily to the sales of less profitable company owned stores.

    Operating loss for our retail segment increased 90.3% to $4.0 million in fiscal 2000 compared to $2.1 million in fiscal 1999. This increase in operating loss was primarily due to the sale of more profitable stores, decreased sales and increased per store advertising and promotional activities.

    Internet Application Service Provider segment.  Our Internet application service provider ("ASP") segment consists solely of the operations of Exclaim, which supports a retail operating system, Storefront, which is used by independently owned Thomas Kinkade Signature Galleries. Through the period ended September 30, 2000, Exclaim was also developing Marketplace, a vertical business-to-business trade community that would link buyers and sellers together to create supply chain efficiencies within the fine art, gift and collectibles, furniture and home décor industries. In September 2000, we significantly reduced the funding of Exclaim's operations and stopped development of the Marketplace product. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Marketplace product in fiscal 2001.

    Net sales in the ASP segment decreased 51.6% to $59,000 in fiscal 2001 compared to $122,000 in fiscal 2000. The decrease in net sales was due primarily to Storefront license pricing changes. Net sales for the ASP segment consist of subscription fees paid by retailers for access to Storefront, a web-based gift store and gallery management system. Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing. In the fourth quarter of fiscal 2001, Exclaim's operations consist of continued support of the Storefront retail operating system that is used by a significant number of our Signature Galleries. As of March 31, 2001, net sales of Storefront have been made solely to Signature Galleries. There were no ASP segment operations during fiscal 1999.

    Operating losses for the ASP segment increased 58.1% to $10.8 million in fiscal 2001 compared to $6.9 million in fiscal 2000. The increase in operating losses was primarily due to the $2.5 million write-down of Marketplace related assets as well as a significant expansion of product development operations of Exclaim in the first six months of fiscal 2001. Operating expenses of the ASP segment consist primarily of salaries and consulting expenses related to the development of Exclaim's products. There were no ASP segment operations during fiscal 1999.

    Interest income.  Net interest income was $9,000 in fiscal 2001 compared to $3,000 in fiscal 2000 and $504,000 in fiscal 1999. The increase in net interest income in fiscal 2001 as compared to fiscal 2000 was due primarily to the higher average interest rate in fiscal 2001. The decrease in net interest income in fiscal 2000 as compared to fiscal 1999 was primarily due to lower cash balances resulting from the continued funding of Exclaim.

    Provision for income taxes.  The provision for income taxes was $5.2 million in fiscal 2001, $9.0 million in fiscal 2000 and $11.4 million in fiscal 1999. Our effective income tax rate for fiscal years 2001, 2000 and 1999 was 37.1%, 38.8% and 38.3%.

    Comparable store sales.  Comparable store sales for fiscal 2001 decreased 12.5% from fiscal 2000 based on voluntarily reported sales figures from 238 comparable independent Signature Gallery dealers and company owned stores. The decline in comparable store sales was due primarily to the general U.S. economic slowdown and the continued retail development of Signature districts, which involves Signature Gallery dealers adding additional Signature Galleries within their existing district, thereby leveraging off the existing infrastructure of the initial store. While we are seeing increased sales in each Signature Gallery district, the increase in the number of stores in a particular district will likely reduce sales from the first, or original, store in that district. In order to further enhance comparable store sales, we will continue retail promotional events involving appearances by Thomas Kinkade at selected Signature Galleries, and slow the addition of stores within existing districts and to focus our future retail expansion in new geographical markets where there is no existing Signature Gallery presence. We believe comparable Signature district sales are another meaningful indicator of the condition of our retail market. Comparable district sales for fiscal 2001 increased 23.7% from fiscal 2000 for the 149 reporting comparable districts.

Liquidity and Capital Resources

    Our primary source of funds during fiscal 2001 has been from operating income. Working capital as of March 31, 2001 was $57.3 million, compared to $47.4 million as of March 31, 2000.

    Net cash provided by operations was $5.9 million, $10.6 million and $1.8 million for fiscal 2001, 2000 and 1999. Net cash provided by operations in fiscal 2001 consisted primarily of net income of $8.9 million as adjusted by non-cash items including: depreciation of $5.9 million and a loss from the write-down of Exclaim assets of $2.5 million, and changes in assets and liabilities including: a $3.2 million decrease in accounts receivable and a $2.2 million increase in accounts payable, offset by a $5.9 million increase in inventories, a $4.3 million decrease in income taxes payable and an $2.4 million increase in income taxes receivable. Inventory increased due primarily to seasonal increases, lower than expected wholesale sales and the addition of new artists. The increase in accounts payable was due to the timing and amounts of vendor payments in the last quarter of fiscal 2001. The decrease in accounts receivable was due primarily to lower sales in fiscal 2001. The changes in income taxes payable and receivable were primarily due to overpayments of estimated taxes resulting from an unanticipated operating loss in the fourth quarter of fiscal 2001.

    Net cash provided by operations for fiscal 2000 was $10.6 million, which consisted of net income adjusted by increases in accounts receivable, inventories and other assets, offset by increases in accounts payable and deferred compensation costs. Accounts receivable increased in fiscal 2000 primarily as a result of the significant increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms. The increase in inventories in fiscal 2000 was attributed to increased distribution and the purchase of full edition sizes of the new releases during the first half of the year, as well as an increase in product offerings, including new frame choices. Other assets increased in fiscal 2000 due to notes receivable taken on the sale of 26 company owned stores. The increase in accounts payable was due to the timing and amounts of vendor payments in the last quarter of fiscal 2000. The increase in deferred compensation costs was attributable to the increased amount of compensation deferred by deferred compensation plan participants during fiscal 2000.

    Net cash provided by operations for fiscal 1999 was $1.8 million, which consisted of net income adjusted by increases in inventories, accounts receivable, deferred income taxes and prepaid expenses and other current assets, as well as decreases in accrued compensation costs. The increase in inventories in fiscal 1999 was attributed to increased distribution and the increased number of company owned stores. Accounts receivable increased in fiscal 1999 due to the timing of releases during the fourth quarter of fiscal 1999, and because of an increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms. Prepaid expenses and other assets increased in fiscal 1999 due to an increase in prepaid promotional expenses. The decrease in accrued compensation costs was attributed to the timing and amounts of compensation payments in the last quarter of fiscal 1999.

    Net cash used in investing activities was $6.3 million in fiscal 2001, $11.7 million in fiscal 2000 and $9.2 million in fiscal 1999. Net cash used in investing activities in fiscal 2001 related primarily to capital expenditures of $7.8 million for leasehold improvements in progress on the new campus facility in Morgan Hill, California, property and equipment and investment in Internet related technologies. This was partially offset by net cash generated by the sales, collections and related financing of galleries sold to Signature Gallery dealers.

    Net cash used in investing activities in fiscal 2000 consisted primarily of $12.7 million invested in the development of Exclaim's Internet related products, our e-commerce website thomaskinkade.com and capital expenditures for property and equipment.

    Net cash used in investing activities in 1999 consisted primarily of $8.0 million for the purchase of computer systems and software products, leasehold improvements for newly opened Thomas Kinkade Stores and property and equipment for manufacturing and fulfillment capacity.

    We anticipate that total capital expenditures in fiscal 2002 will be approximately $15 million and will relate to building design and engineering costs and leasehold improvements in connection with the development of our leased property in Morgan Hill, California, as well as continued manufacturing, infrastructure and management information systems upgrades.

    Net cash used in financing activities was $42,000 in fiscal 2001 and $2.7 million in fiscal 1999. Net cash provided by financing activities was $233,000 in fiscal 2000. Net cash used in financing activities in fiscal 2001 related to payments of $210,000 under a capital lease obligation, offset by proceeds of $168,000 related to the exercise of options for our Common Stock and the issuance of Common Stock through our Employee Stock Purchase Plan.

    Net cash provided by financing activities in fiscal 2000 related to proceeds of $751,000 generated from the issuance of our Common Stock through the exercise of stock options offset by the expenditure of $518,000 for the purchase of 74,300 shares of our Common Stock under our stock repurchase program at an average price of $6.96 per share.

    Net cash used in financing activities in fiscal 1999 related primarily to the expenditure of $3.7 million for the purchase of 278,600 shares of our Common Stock under our stock repurchase program at an average price of $13.27 per share. This expenditure was partially offset by proceeds of $1.0 million generated from the issuance of our Common Stock through the exercise of stock options and warrants.

    We have a secured bank line-of-credit facility that bears interest at either the bank's current reference rate plus 0.25% or the effective LIBOR rate plus 1.75%, at our discretion. There were no outstanding borrowings under this credit facility as of March 31, 2001. The total amount available to borrow under the line-of-credit was $20 million at March 31, 2001. Effective March 31, 2001, certain terms and covenants within the line-of-credit were amended, and accordingly, we are in compliance with the terms of the line-of-credit.

    We have significantly reduced the funding of Exclaim due to the reduction of Exclaim's operations to focus solely on the Storefront retail operating system product. Accordingly, we incurred a $2.5 million charge in connection with the write-down of assets related to the Marketplace product in fiscal 2001. In the fourth quarter of fiscal 2001, Exclaim's operations consist of only continued support of the Storefront retail operating system that is used by a significant number of our Signature Galleries. As a result, we foresee future funding of Exclaim to be immaterial to our operations or financial position.

    We will relocate our offices and manufacturing facilities to a newly developed leased campus facility in Morgan Hill, California during the first quarter of fiscal 2002. While this move may cause a disruption to our operations, we anticipate that the timing of the move will correspond with the seasonality of our business in order to minimize the disruption. In connection with the move, we will incur certain one-time costs, including significant management time and attention. At this time, we do not foresee these costs to be significant to our operations or financial position. We believe that this move will be beneficial in the long term by 1) reducing our future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating our operations into a single campus versus our current operations that are spread out in several areas of a commercial office park and 3) providing capacity for future growth in our operations.

    Our working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to our operating plan needed to respond to competition, acquisition opportunities or unexpected events. We believe that our current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under our line-of-credit will be sufficient to meet our working capital requirements for at least the next 12 months. We may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

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

    Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

  •
  Change in demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),
  •
  Consumer acceptance of the art and related products of new artists and other intellectual property owners (specifically the art and related products of Howard Behrens, Simon Bull and Robert Lyn Nelson),
  •
  Our ability to achieve our expansion plans,
  •
  The timing, mix and number of new product releases,
  •
  The continued successful implementation of the Signature Gallery program,
  •
  The successful implementation of the Masters of Light Gallery program,
  •
  The successful implementation of the Howard Behrens Studio Gallery program,
  •
  The successful entrance into new distribution channels, both foreign and domestic, and new retail concepts,
  •
  Expansion of new distribution domestically and abroad,

  •
  Our ability to implement strategic business alliances,
  •
  Our ability to hire and train new manufacturing, sales and administrative personnel,
  •
  Continued implementation of manufacturing efficiencies,
  •
  Timing of product deliveries and
  •
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

    The following table sets forth our unaudited summary quarterly data for fiscal 2001 and fiscal 2000. All net sales amounts and percentages have been reclassified to reflect freight charges to customers as revenues in accordance with EITF 00-10. See Note 2 of Notes to Consolidated Financial Statements.

	Year Ended March 31, 2000				Year Ended March 31, 2001
(Unaudited, in thousands except per share amounts)	June Quarter	September Quarter	December Quarter	March Quarter	June Quarter	September Quarter	December Quarter	March Quarter
Net sales	$26,265	$35,385	$43,536	$35,879	$29,583	$36,191	$41,056	$25,261
Gross profit	15,918	21,551	27,252	23,197	18,575	22,140	24,220	11,501
Total operating expenses	15,291	16,831	15,542	17,141	15,631	17,557	14,055	15,510
Operating income	627	4,720	11,710	6,056	2,944	4,583	10,165	(4,009)
Net income	388	2,853	7,081	3,828	1,884	2,855	6,372	(2,207)
Net income per share (diluted)	$0.03	$0.22	$0.54	$0.28	$0.14	$0.22	$0.48	$(0.17)
As a Percentage of Sales	June Quarter	September Quarter	December Quarter	March Quarter	June Quarter	September Quarter	December Quarter	March Quarter
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	60.6	60.9	62.6	64.7	62.8	61.2	59.0	45.5
Total operating expenses	58.2	47.6	35.7	47.8	52.8	48.5	34.3	61.4
Operating income	2.4	13.3	26.9	16.9	10.0	12.7	24.7	(15.9)
Net income	1.5%	8.1%	16.3%	10.7%	6.4%	7.9%	15.5%	(8.7)%

Outlook

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

    As part of our strategy of continued expansion of branded distribution and developing new brands through new artists and other intellectual property owners, we expect to focus on the following activities during fiscal 2002:

  •
  Seek opportunities to increase retail distribution worldwide primarily through the Thomas Kinkade Signature Gallery program and the Masters of Light Gallery program,
  •
  Develop licensing and publishing agreements and other strategic relationships with artists and other intellectual property owners to further artist diversification,
  •
  Seek and evaluate new product ideas to enhance our product line offerings.
  •
  Seek and evaluate new brand extension ideas to enhance the reach of our existing brands.

    As a result of implementing these strategies we anticipate that our fiscal 2002 operating results will include:

  •
  A significant reduction in revenues from fiscal 2001 based on the current economic environment;
  •
  A slight decline in gross profit margin due to changes in product mix and the anticipated underabsorbed overhead resulting from decreased sales volumes and our move to a larger campus facility;
  •
  An increase in selling and marketing, expenses as a percent of net sales due to our efforts to expand distribution worldwide, increase promotional events and dealer support as well as to distribute the artwork of new artists.
  •
  A decrease in general and administrative expenses due to our efforts to reduce expenses as a result of lower anticipated sales.

    Item 7(A). Financial market risks

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. We did not have short-term investments as of March 31, 2001 and 2000. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings. We do not expect any material loss with respect to our investment portfolio. All sales are denominated in U.S. dollars. As only a small amount of foreign bills are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows. The table below presents principal amounts and related weighted average interest rates for our investment portfolio and debt obligations.

	March 31,
(in thousands)	2001	2000
ASSETS
Cash and cash equivalents	$5,136	$5,544
Average interest rate	4.9%	3.6%
LIABILITIES
Bank line-of-credit	$—	$—
Interest rate (bank reference rate plus 0.25%)	8.3%	9.0%
Capital lease obligation	$693	$—
Fixed interest rate	10.2%	—
Convertible note payable to related party	$1,200	$1,200
Fixed interest rate	8.0%	8.0%

Item 8. Financial Statement and Supplementary Data

    The Financial Statements and supplemental data required by this item are set forth at the pages indicated at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information regarding directors required by this Item is incorporated by reference from the definitive proxy statement for the Company's 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement").

    Executive officers of the Company as of June 29, 2001 were as follows:

    Anthony D. Thomopoulos has been the Chairman of the Board of Directors and interim President and Chief Executive Officer of the Company since June 2001 and a member of the Board of Directors since July 2000. Mr. Thomopoulos is currently Vice Chairman of OnVANTAGE, Inc. Previously Mr. Thomopoulos was the Chief Executive Officer of MTM Entertainment and President of The Family Channel, both subsidiaries of International Family Entertainment, Inc. From 1991 to 1995 he was President of Amblin Television, a division of Amblin Entertainment. In 1989 he founded Thomopoulos Productions, an independent motion picture and television production company. In 1986 he was named Chairman of the Board of Directors of United Artist Pictures. Prior thereto, he spent 12 years at ABC in positions including Vice President of Prime Time Programs and President of ABC Broadcast Group.

    Timothy S. Guster has been the Senior Vice President, General Counsel, Chief Administration Officer and Corporate Secretary of the Company since November 1999. From July 1989 to November 1999, Mr. Guster was Vice President and General Counsel for the Scott Fetzer Company, a wholly-owned subsidiary of Berkshire Hathaway Inc. Prior thereto, he was an associate attorney with Roetzel & Andress in Akron, Ohio where he specialized in trial and appellate work.

    Herbert D. Montgomery has been a member of the Board of Directors of the Company since July 2000 and in May 2001, joined the Company as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, he was Executive Vice President, Chief Financial Officer and Treasurer of Standard Media International from November 1999 to May 2000. From January 1998 to November 1999, he was the Senior Vice President, Chief Financial Officer and Treasurer of Cotelligent, Inc. From June 1994 to January 1998, Mr. Montgomery was Senior Vice President, Chief Financial Officer and Treasurer of Guy F. Atkinson. Mr. Montgomery has specialized in high growth, high technology and turn-around environments. He has taken three companies public and has served as Chief Financial Officer of technology, product and services companies over the last 20 years.

    Richard F. Barnett has been the Senior Vice President of Retail Development for MAGI Sales, Inc., a wholly-owned subsidiary of the Company, since February 2000. He was the Vice President of Retail Development for MAGI Sales, Inc. from June 1998 to February 2000. Mr. Barnett was the Vice President of Retail Development of the Company from October 1995 to May 1998. Prior thereto, Mr. Barnett operated seven independently owned Thomas Kinkade Galleries in California. He previously held various management positions over a 20 year period with the Kirby Company.

    Michael J. Catelani has been the Vice President of Finance of the Company since August 1999 as well as the Principal Accounting Officer since October 1999. In addition, he served as the Principal Financial Officer from October 1999 to December 1999 and from September 2000 to May 2001. He was Corporate Controller of the Company from June 1999 to August 1999 and he was the Controller of Lightpost Publishing, Inc., a wholly-owned subsidiary of the Company, from May 1998 to June 1999. Prior to joining the Company, Mr. Catelani held various management positions in finance and operations at Air Toxics Ltd., an environmental laboratory, and Alldata LLC, an automotive repair information database developer. Prior thereto, he was a Senior Auditor with Ernst & Young LLP.

    J. Edward Hollender has been the Executive Vice President and Chief Operating Officer of the Company since June 2000. He was the Senior Vice President and Chief Information Officer/E-Business Officer of the Company from November 1999 to June 2000. Prior to joining Media Arts, Mr. Hollender was a private consultant specializing in e-business, technology and direct marketing strategy. He has held the position of Vice President and Chief Information Officer for The Franklin Mint, The Bradford Exchange, Metromail (now part of Experian), an international direct marketing service business, and the Signature Group, a direct marketing financial services business.

    John R. Lackner has been the Senior Vice President and Chief Operations Officer of Lightpost Publishing, Inc. since June 2000. He was the Senior Vice President and Chief Operating Officer of Lightpost Publishing, Inc. from June 1998 to June 2000. He was the Senior Vice President and Chief Operating Officer of the Company from October 1997 to May 1998. Prior to joining the Company, Mr. Lackner was employed for over 25 years with the Kirby Company, an established manufacturer and retailer of quality vacuum cleaners. His most recent position with the Kirby Company was as Senior Vice President of Research, Product Development and Technology, which position he had held since 1990. Mr. Lackner also served as a Vice President in manufacturing and production for the Kirby Company from 1981 to 1990.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form:

		Page
1.	Financial Statements:
	Report of Independent Accountants	27
	Consolidated Balance Sheets at March 31, 2001 and 2000	28
	Consolidated Income Statements for the years ended March 31, 2001, 2000 and 1999	29
	Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999	30
	Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999	31
	Notes to Consolidated Financial Statements	32
2.	Financial Statement Schedule: For the years ended March 31, 2001, 2000 and 1999 Schedule VIII. Valuation and Qualifying Accounts and Reserves	46
	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.	Exhibits: See Index to Exhibits on page 47. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.
  (b)
  Reports on Form 8-K:

None

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Media Arts Group, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26 present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 26 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 9, 2001, except for Note 12
which is as of June 29, 2001

MEDIA ARTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except share data)	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$5,136	$5,544
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,986 and $1,793	24,745	27,844
Receivables from related parties	216	178
Inventories (Note 1)	28,006	22,102
Prepaid expenses and other current assets	5,606	4,823
Deferred income taxes (Note 8)	4,503	5,037
Income taxes receivable	2,382	—

Total current assets	70,594	65,528
Property and equipment, net (Note 1)	17,287	17,780
Notes receivable	450	341
Cash value of life insurance (Note 5)	2,569	2,569
Long-term deferred income taxes (Note 8)	1,413	191
Other assets (Note 9)	1,115	2,371

Total assets	$93,428	$88,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,832	$8,640
Commissions payable	183	945
Accrued royalties	478	726
Accrued compensation costs	1,535	2,710
Accrued expenses	1,053	868
Income taxes payable	—	4,272
Capital lease obligation, current	219	—

Total current liabilities	13,300	18,161
Capital lease obligation, long-term	474	—
Deferred compensation costs (Note 5)	2,865	3,011
Convertible notes payable to related party (Note 4)	1,200	1,200

Total liabilities	17,839	22,372

Commitments and contingencies (Note 6)
Stockholders' equity: (Note 7)
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized; 13,509,175 shares issued and 13,187,596 shares outstanding at March 31, 2001; 13,474,085 shares issued and 13,140,546 shares outstanding at March 31, 2000	90	90
Additional paid-in capital	38,794	38,638
Deferred stock-based compensation	(260)	(337)
Retained earnings	40,707	32,126
Treasury Stock, 321,579 shares at cost at March 31, 2001; 333,539 shares at cost at March 31, 2000	(3,742)	(4,109)

Total stockholders' equity	75,589	66,408

Total liabilities and stockholders' equity	$93,428	$88,780

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended March 31,
(In thousands, except per share data)
	2001	2000	1999
Net sales	$132,091	$141,065	$129,204
Cost of sales	55,655	53,147	44,943

Gross profit	76,436	87,918	84,261
Operating expenses:
Selling and marketing	29,707	35,266	33,192
General and administrative	30,532	29,539	21,841
Write-down of Internet business assets	2,514	—	—

Total operating expenses	62,753	64,805	55,033

Operating income	13,683	23,113	29,228
Interest income	9	3	504
Gain on sales of company owned stores	457	—	—

Income before income taxes	14,149	23,116	29,732
Provision for income taxes	5,245	8,966	11,380

Net income	$8,904	$14,150	$18,352

Net income per share:
Basic	$0.68	$1.09	$1.42
Diluted	$0.67	$1.07	$1.34
Shares used in net income per share computation:
Basic	13,168	12,983	12,924
Diluted	13,247	13,198	13,744

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Retained Earnings (Accumulated Deficit)	Treasury Stock
(In thousands)			Additional Paid-in Capital	Unearned stock-based compensation
	Shares	Amount				Shares	Amount	Total
Balance at March 31, 1998	12,668	$85	$35,410	$—	$(376)	—	$—	$35,119
Issuance of common stock on exercise of options	280	3	976	—	—	—	—	979
Issuance of common stock on exercise of warrants	276	—	6	—	—	—	—	6
Sale of treasury stock under employee stock purchase plan	—	—	—	—	—	5	56	56
Tax benefit of stock option transactions	—	—	975	—	—	—	—	975
Purchase of treasury stock	—	—	—	—	—	(279)	(3,696)	(3,696)
Net income	—	—	—	—	18,352	—	—	18,352

Balance at March 31, 1999	13,224	88	37,367	—	17,976	(274)	(3,640)	51,791
Issuance of common stock on exercise of options	250	2	700	—	—	—	—	702
Sale of treasury stock under employee stock purchase plan	—	—	—	—	—	14	49	49
Deferred stock compensation	—	—	337	(337)	—	—	—	—
Tax benefit of stock option transactions	—	—	234	—	—	—	—	234
Purchase of treasury stock	—	—	—	—	—	(74)	(518)	(518)
Net income	—	—	—	—	14,150	—	—	14,150

Balance at March 31, 2000	13,474	90	38,638	(337)	32,126	(334)	(4,109)	66,408
Issuance of common stock on exercise of options	35	0	124	—	—	—	—	124
Sale of treasury stock under employee stock purchase plan	—	—	—	—	(323)	12	367	44
Deferred stock compensation	—	—	21	(21)	—	—	—	—
Amortization of stock-based compensation	—	—	—	98	—	—	—	98
Tax benefit of stock option transactions	—	—	11	—	—	—	—	11
Net income	—	—	—	—	8,904	—	—	8,904

Balance at March 31, 2001	13,509	$90	$38,794	$(260)	$40,707	(322)	$(3,742)	$75,589

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)
	2001	2000	1999
Cash flows from operating activities:
Net income	$8,904	$14,150	$18,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,900	4,185	2,424
Loss from write-down of Internet business assets	2,514	—	—
Gain on sales of company owned stores	(457)	—	—
Amortization of stock-based compensation	98	—	—
Tax benefit of stock option transactions	11	234	975
Deferred income taxes	(688)	60	(3,410)
Changes in assets and liabilities:
Accounts receivable	3,151	(7,255)	(6,455)
Receivables from related parties	(38)	(105)	5
Inventories	(5,904)	(5,419)	(7,191)
Prepaid expenses and other current assets	(1,266)	244	(2,291)
Income taxes receivable	(2,382)	611	(578)
Other assets	233	(2,098)	23
Accounts payable	2,245	3,757	(52)
Commissions payable	(762)	(36)	(22)
Accrued compensation costs	(1,175)	436	(1,607)
Deferred compensation liability	(146)	2,103	908
Income taxes payable	(4,272)	1,463	618
Accrued royalties	(248)	(613)	686
Accrued expenses	185	(1,074)	(536)

Net cash provided by operating activities	5,903	10,643	1,849

Cash flows from investing activities:
Acquisition of property and equipment	(7,838)	(12,737)	(7,993)
Proceeds from disposals of galleries	1,321	1,674	—
Proceeds from payments of notes receivable	848	1,019	—
Purchase of notes receivable	(600)	—	—
Increase in cash surrender value of life insurance	—	(1,649)	(920)
Acquisition of gallery, net of cash acquired	—	—	(321)

Net cash used in investing activities	(6,269)	(11,693)	(9,234)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net	168	751	1,041
Repayment of capital lease obligation	(210)	—	—
Purchase of Common Stock	—	(518)	(3,696)

Net cash provided by (used in) financing activities	(42)	233	(2,655)

Net decrease in cash and cash equivalents	(408)	(817)	(10,040)
Cash and cash equivalents at beginning of year	5,544	6,361	16,401

Cash and cash equivalents at end of year	$5,136	$5,544	$6,361

Supplemental cash flow disclosures:
Income taxes paid	$12,676	$6,689	$13,779
Interest paid	215	96	175
Non-cash investing and financing activities (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

    Media Arts Group, Inc. (the "Company" or "Media Arts") is the leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products based upon artwork by Thomas Kinkade, Howard Behrens, Simon Bull and Robert Lyn Nelson. The Company's primary products are canvas and paper lithographs as well as other forms of fine-art reproductions. The Company distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.

    Media Arts was incorporated in Delaware on April 28, 1993 and includes Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc. ("TK Stores"), Thomas Kinkade Media, Inc., MAGI Sales, Inc. and Exclaim Technologies, Inc. ("Exclaim"), all of which are wholly owned subsidiaries incorporated in California.

Basis of presentation

    The consolidated financial statements include the accounts of Media Arts and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Revenue recognition

    The Company recognizes revenue from gross product sales, including freight charges, when a definite arrangement exists, upon shipment to the customer, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain outstanding, price is fixed and determinable, and collection is considered probable. Reserves for estimated future returns, exchanges and credits for marketing and other sales incentives are provided upon shipment, based upon the Company's experience.

Cash and cash equivalents

    Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents.

Concentration of credit and foreign currency risks

    Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of trade accounts receivable from distributors and retail dealers, who operate primarily in the collectible art industry in the United States, Canada, England and Scotland. Currently, the Company's sales to Canada, England and Scotland are immaterial. Consequently, its foreign exchange risk, is also immaterial. The Company offers credit terms on the sale of its products and performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. Media Arts maintains a reserve account for potential credit losses, based on the collectibility of all accounts receivable.

Inventories

    Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories at fiscal year ends were as follows:

	March 31,
(In thousands)
	2001	2000
Raw materials	$12,477	$7,642
Work in process	3,292	1,727
Finished goods	12,237	12,733

	$28,006	$22,102

Property and equipment

    Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Machinery and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	7 years or life of lease
Computer hardware and software	3 to 5 years
Vehicles	4 to 5 years

    Property and equipment at fiscal year ends were as follows:

	March 31,
(In thousands)
	2001	2000
Machinery and equipment	$2,892	$1,961
Furniture and fixtures	3,589	3,429
Leasehold improvements	2,680	3,146
Computer hardware and software	16,134	17,348
Vehicles	584	554
Construction in progress	4,540	—

	30,419	26,438
Less accumulated depreciation	13,132	8,658

	$17,287	$17,780

    During the year ended March 31, 2001, the Company purchased $693,000 of computer hardware and software under a capital lease. Accumulated depreciation for property and equipment acquired under the capital lease during the year ended March 31, 2001 was $86,000.

Impairment of long-lived assets

    Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed or are reported at the lower of carrying amount or fair value less costs to sell. During the year ended March 31, 2001, as a result of the Company's decision to discontinue funding of Exclaim's business-to-business Internet operations, the Company recorded a $2.5 million impairment provision for the value of certain of its Internet business assets.

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

Advertising

    The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended March 31, 2001, 2000 and 1999 was $1.5 million, $2.8 million, and $1.9 million, respectively.

Stock-based compensation

    Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. Media Arts accounts for stock-based employee compensation arrangements using the intrinsic value method prescribed in APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123 (see Note 7).

Comprehensive income

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company's net income and its total comprehensive income for the years ended March 31, 2001, 2000 and 1999.

Net income per share

    Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation of diluted net income per share when their effect is antidilutive. The following table reconciles weighted average common shares outstanding for basic net income per share to diluted net income per share:

	March 31,
(In thousands)	2001	2000	1999
Weighted average common shares outstanding for basic net income per share	13,168	12,983	12,924
Effect of dilutive securities:
Stock options and warrants	79	215	820

Weighted average common shares outstanding for diluted net income per share	13,247	13,198	13,744

    The effect of dilutive securities excludes stock options that were antidilutive for the years ended March 31, 2001, 2000 and 1999 of 1,786,000, 1,615,000 and 30,000, respectively.

Recent accounting pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effect of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted this pronouncement on April 1, 2001. This adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101, as amended, outlines the basic criteria that must be met to recognize revenue, and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain other provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

    In June 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25 ("EITF 00-25"), "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25 established the treatment in the income statement of vendor consideration to resellers of a vendor's products. EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001. The Company has not yet determined the impact that adoption of this issue will have on the Company's consolidated financial position, results of operations and cash flows.

NOTE 2—RECLASSIFICATION

    Effective March 31, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. The Company had historically followed the common practice of netting shipping revenues against shipping costs as a component of cost of sales. Accordingly, $2.9 million, $3.1 million and $2.9 million was reclassified from cost of sales to net sales in the years ended March 2001, 2000 and 1999, respectively. All net sales and cost of sales amounts and percentages of net sales in comparative financial statements for prior periods have been reclassified to comply with the classification guidelines of this issue.

NOTE 3—RELATED PARTY TRANSACTIONS

    Certain original artworks used for reproductions by Media Arts have been supplied by Thomas Kinkade, a founder, director and significant stockholder of Media Arts, and remain his property. Media Arts incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $8,225,000, $9,685,000 and $10,697,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

    Effective May 27, 1999, the Company entered into a separation and consulting agreement with Kenneth E. Raasch, a founder, director and significant stockholder of Media Arts. Under the terms of the agreement Mr. Raasch provided consulting services to the Company through December 31, 2000. During the years ended March 31, 2001 and 2000, the Company paid $990,000 and $1,100,000, respectively for these consulting services.

    Effective September 15, 1999, Media Arts sold the company owned Thomas Kinkade Stores located in Monterey and Carmel, California to an entity in which a relative of a founder and member of the Board of Directors is an investor. Consideration for this sale consisted of cash of $75,000 and an 8.5% promissory note in the amount of $1.1 million due in August 2006 with semi-annual principal and interest payments. The inventory in the stores at the time of the transfer was sold under a separate transaction at normal wholesale prices with extended payment terms. The terms of this company owned store sale are consistent with the terms for the sales of other company owned stores to non-related parties. The Company commissioned an independent valuation of the company owned stores in Monterey and Carmel, California and the terms of the sale were based upon the independent valuation.

NOTE 4—DEBT

    On October 27, 1999, the Company entered into a loan agreement (the "Loan Agreement") with a bank for a $20,000,000 line-of-credit which included a facility for up to $10,000,000 in support of letters of credit. Pursuant to provisions within the Loan Agreement, the line-of-credit was increased to $30,000,000 including an increase in letters of credit to $20,000,000, during the year ended March 31, 2001. Effective March 31, 2001, certain terms and covenants within the Loan Agreement were amended, and accordingly, the Company was in compliance with the terms of the line-of-credit as of March 31, 2001. The total amount available to borrow under the line-of-credit was $20,000,000, with $10,000,000 in support of letters of credit at March 31, 2001. Borrowings under the line bear interest at either the bank's reference rate plus 0.25 percent (8.25% per annum at March 31, 2001) or the effective LIBOR rate for the borrowing term plus 1.75 percent, at the Company's discretion. Borrowings under the line are secured by substantially all of the Company's assets. Interest payments are due monthly and the principal is due in September 2001. There were no outstanding borrowings under the line-of-credit at March 31, 2001. The Loan Agreement requires the maintenance of various financial covenants and does not permit the payment of dividends without the prior written consent of the bank.

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

NOTE 5—DEFERRED COMPENSATION PLANS

    The Company has a non-qualified deferred compensation plan which allows eligible employees and directors to annually elect to defer a portion of their compensation within the meanings of the related provisions under the Employee Retirement Income Security Act of 1974, as amended. The deferred compensation together with accumulated earnings is distributable in cash in specified future periods, on termination of employment, or at any time subject to penalty. Deferred compensation and accumulated earnings totaled $2,865,000 and $3,011,000 at March 31, 2001 and 2000, respectively. The deferred compensation plan is fully funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan. The Company may make discretionary contributions to the plan. In fiscal 2001 and 2000, no employer contributions were made. In the event of the Company's insolvency, the assets held under the plan are subject to claims of the Company's creditors.

    The Company has a qualified defined contribution retirement 401(k) plan, the Media Arts Group, Inc. FLEXPLUS Retirement Savings Plan (the "Savings Plan"), which is available to employees who meet certain service requirements. The Savings Plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code section 401(k). Under the Savings Plan, the Company may, at its discretion, match all or a portion of the employees' contribution under a predetermined formula. The Company's contributions vest over five years. Company contributions to the Savings Plan were $118,000, $145,000 and $65,000 in fiscal 2001, 2000 and 1999 respectively.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Leases

    The Company has certain noncancellable operating leases for facilities and capital leases for computer hardware and software. Future minimum lease commitments under noncancellable operating and capital leases as of March 31, 2001 are as follows:

(In thousands) Fiscal Year	Operating Leases	Capital Lease
2002	$3,933	$219
2003	5,470	202
2004	5,588	272
2005	5,312	—
2006	5,443	—
Thereafter	63,874	—

Total minimum lease payments	$89,620	693

Interest		104

Total		$797

    During the year ended March 31, 2001, Exclaim entered into a 36 month capital lease, bearing interest at 10.2% per annum, for the purchase of $693,000 of computer hardware and software.

    In December 1999, the Company entered into three noncancellable 15 year operating leases for facilities being developed in Morgan Hill, California. The three leased facilities will consist of a combined approximately 274,000 square feet of office, manufacturing and warehouse space. In July 2000, the Company entered into an additional noncancellable 15 year operating lease which would increase the development of the campus facility in Morgan Hill by approximately 126,000 square feet, for an aggregate of approximately 400,000 square feet.

    Rent expense under operating leases was $3,464,000, $3,785,000 and $3,309,000 for the years ended March 31, 2001, 2000 and 1999, respectively. TK Stores maintains leases for certain art galleries which stipulate that additional rent will be payable if the revenues of those galleries exceed a certain amount.

Employment agreements

    During the year ended March 31, 1998, an officer entered into a five year employment agreement with the Company. During the year ended March 31, 1996, an officer entered into a three year employment agreement with the Company which provided for four options of three years each to extend the term of the agreement, of which the first option has been exercised. Compensation payable under the agreements, excluding performance bonuses, aggregates $337,000 and $103,000 for the years ending March 31, 2002 and 2003, respectively. The agreements each provide for the officer to receive all salary and bonus payments that would have been payable to him under the agreement after a change in control of the Company which results in the termination of the officer's employment.

Litigation

    On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the California statutory laws pertaining to franchises. The allegations of the complaint have been denied by the Company and the matter is being defended. The outcome of the case is not expected to have a material adverse effect on the Company and its consolidated financial position, results of operations or cash flows.

    A complaint was filed on October 24, 2000 in Santa Clara County Superior Court by James Boersma, on behalf of himself and all others similarly situated, against Media Arts and its Board of Directors. Breach of fiduciary duty was alleged in this purported class action, stemming from the proposal by Thomas Kinkade to offer to acquire the outstanding shares of the Company not already owned by him or his affiliates at a price of $6.25 per share in cash. Subsequent to March 31, 2001, Mr. Kinkade withdrew his proposal to acquire all of the outstanding shares of the Company. In his letter to the Company's Board of Directors, Mr. Kinkade stated that his decision to withdraw his proposal was based upon the current economic uncertainties and the difficult lending environment. Accordingly, the complaint against Media Arts and its Board of Directors has been dismissed.

    On March 9, 2001, a complaint for declaratory relief was filed in Santa Clara County Superior Court against Mr. Kinkade, the Company and others by George and Esther Goff related to paintings created by Mr. Kinkade under a pseudonym or "brush name." The Company subsequently filed a complaint in the United States District Court for the Northern District of California against Mr. Goff alleging copyright infringement related to the same paintings. The outcome of both cases is not expected to have a material adverse effect on the Company and its consolidated financial position, results of operations or cash flows.

NOTE 7—STOCKHOLDERS' EQUITY

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

    In September 1998, the Company adopted the Media Arts Group, Inc. Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. The Purchase Plan provides that all eligible employees may purchase the Company's Common Stock at 85% of its fair market value on specific dates. Sales under the Purchase Plan in fiscal 2001 and fiscal 2000 were 11,913 and 14,729 shares of Common Stock, respectively, at a weighted average price of $3.68 and $3.33, respectively, with a total selling price of approximately $44,000 and $49,000, respectively. As of March 31, 2001, there were 93,679 shares available for purchase.

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

    Options granted under the Employee Plan, the Directors Plan and the 1998 Plan (the "Plans") may be either incentive stock options or non-qualified stock options. Generally, the exercise price of options granted under the Plans may not be less than the fair market value of the shares of the Company's Common Stock on the date of grant. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date of grant and the maximum term of such options may not exceed five years.

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

    The following table summarizes option activities under all Plans:

		Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at March 31, 1998	315,281	1,599,016	$7.15
Reserved	500,000	—	—
Granted	(596,498)	596,498	13.16
Exercised	—	(269,842)	3.52
Expired	51,300	(51,300)	6.71

Balance at March 31, 1999	270,083	1,874,372	9.57
Reserved	650,000	—	—
Granted	(1,166,000)	1,166,000	5.06
Exercised	—	(249,705)	2.85
Expired	396,095	(396,095)	10.10

Balance at March 31, 2000	150,178	2,394,572	7.97
Reserved	1,650,000	—	—
Granted	(475,000)	475,000	4.48
Exercised	—	(35,090)	3.26
Expired	387,992	(387,992)	9.91

Balance at March 31, 2001	1,713,170	2,446,490	7.37

    On September 3, 1998 the Company canceled 363,500 options with exercise prices between $19.19 and $20.75 (a weighted average exercise price of $20.31). New options were granted on September 17, 1998 with an exercise price of $12.00 which generally vest over three years from the new grant date.

    During the years ended March 31, 2001 and 2000, the Company granted 25,000 and 65,000 non-qualified stock options, respectively, to individuals who were neither employees nor directors at the fair market value of the Common Stock as of the date of grant. In accordance with the provisions of SFAS No. 123, the Company has recorded as expense the fair value of the options as they vest. The estimated fair value, using the Black-Scholes model, of the option grants as of March 31, 2001 and 2000 were $299,000 and $337,000, respectively. During the year ended March 31, 2001 compensation expense of $98,000 was recorded and no expense was recorded during the year ended March 31, 2000. In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase or decrease due to changes in the estimated fair value of the option grants.

    As of March 31, 2001, options to purchase 1,364,919 shares of Common Stock were fully vested. The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01—$3.70	120,084	8.1	$3.03	65,084	$2.54
3.71— 5.55	1,378,351	6.5	4.53	442,173	4.53
5.56— 9.25	141,573	7.5	7.98	98,237	7.81
9.26—11.09	23,740	6.7	9.74	23,740	9.74
11.10—12.95	705,751	6.6	12.32	674,394	12.33
12.96—18.50	31,116	1.2	14.81	27,816	14.90
18.51—25.00	45,875	5.9	19.52	33,475	19.47

	2,446,490			1,364,919

    The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Company's option plans. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income and net income per share would have been as follows:

	Year ended March 31,
(In thousands, except per share data)
	2001	2000	1999
Net income
As reported	$8,904	$14,150	$18,352
Pro forma	7,667	13,386	18,088
Net income per share
Basic:
As reported	0.68	1.09	1.42
Pro forma	0.49	0.90	1.45
Diluted:
As reported	0.67	1.07	1.34
Pro forma	0.49	0.89	1.36

    The weighted average fair value of options granted pursuant to the Plans was $2.69, $2.92 and $7.90 in the years ended March 31, 2001, 2000 and 1999, respectively.

    The fair value of the shares granted under the Company's option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 4.5 years; expected volatility of 75%; and a risk-free interest rate of 6.0%, 6.0% and 5.5% for the years ended March 31, 2001, 2000 and 1999, respectively. The pro forma amounts reflect compensation expense related to stock options granted during the years ended March 31, 2001, 2000 and 1999 only. In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase or decrease relative to the fair value of stock options granted in those years.

NOTE 8—INCOME TAXES

    The provision for income taxes consists of the following:

	Year ended March 31,
(In thousands)
	2001	2000	1999
Current:
Federal	$4,527	$6,871	$12,027
State	1,406	2,035	2,763

	5,933	8,906	14,790

Deferred:
Federal	(493)	65	(2,894)
State	(195)	(5)	(516)

	(688)	60	(3,410)

	$5,245	$8,966	$11,380

    A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

	Year ended March 31,
	2001	2000	1999
Federal statutory income tax rate	35%	35%	35%
State income tax rate	9	9	5
Other	(7)	(5)	(2)

	37%	39%	38%

    Net current deferred income tax assets consisted of:

	March 31,
(In thousands)
	2001	2000
Inventory reserves and capitalized overhead	$2,457	$3,255
Allowances for sales returns and doubtful accounts	940	626
State income taxes	556	694
Accrued compensation costs	274	299
Other	276	163

Net current deferred income tax assets	$4,503	$5,037

    Net non-current deferred income tax assets consisted of:

	March 31,
(In thousands)
	2001	2000
Deferred gain on sales of company owned stores	$1,069	$1,150
Deferred compensation	1,168	1,223
Depreciation and amortization	1,282	—
Internally developed software	(2,146)	(2,559)
Other	40	377

Net non-current deferred income tax assets	$1,413	$191

NOTE 9—SALE OF COMPANY OWNED STORES

    During fiscal 2001, Media Arts closed one of its company owned stores and sold four to Signature Gallery owners, bringing the total number of stores sold to 30. Since the Company began selling company owned stores, $1.7 million of inventory and $2.1 million of fixed assets have been sold. In addition, the Company has received $5.0 million in notes receivable in connection with these sales. The terms on the notes are generally five to seven years and bear interest of 8.5% per annum. The Company recognized $457,000 in gain on sales of company owned stores in fiscal 2001. The gain recognition was based on the cost recovery method. As of March 31, 2001, the remaining deferred gains totaled $2.6 million. Due to the uncertainty of the collectibility of the notes receivable in their entirety, the Company has reported the net of the notes receivable and deferred gains as other assets at March 31, 2001.

NOTE 10—NON-CASH INVESTING AND FINANCING ACTIVITIES

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

    The tax benefit of stock option transactions aggregated $11,000, $234,000 and $975,000 during fiscal 2001, 2000 and 1999, respectively.

    During the year ended March 31, 2001, equipment of $693,000 was purchased on capital lease financing terms.

NOTE 11—OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

    Media Arts has three operating segments: wholesale, retail and Internet application service provider ("ASP"). The wholesale segment includes sales to the Company's branded distribution channel (which includes company owned stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company's e-commerce web-sites, thomaskinkade.com, howardbehrens.com and bullart.com. Media Arts' retail segment consists of sales by company owned Thomas Kinkade Stores and Howard Behrens Studio Galleries. The retail segment purchases products from the wholesale segment at the same price as external wholesale customers. The ASP segment consists of the operations of Exclaim, which supports a retail operating system, Storefront, used by independently owned Thomas Kinkade Signature Galleries.

    The operating segments have management teams that report directly to the Chief Operating Decision Maker ("CODM"), as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The CODM evaluates performance and allocates resources to each operating segment. Information on the Company's reportable segments for fiscal years 2001, 2000 and 1999 is as follows:

	Year ended March 31,
(In thousands)
	2001	2000	1999
Revenues:
External wholesale	$129,207	$124,117	$101,849
Intersegment wholesale	1,114	8,957	15,097
Retail	2,825	16,826	27,355
ASP	59	122	—
Eliminations	(1,114)	(8,957)	(15,097)

Total Company	$132,091	$141,065	$129,204

Operating income (loss):
Wholesale	$25,454	$35,755	$33,164
Retail	(1,505)	(4,032)	(2,119)
ASP	(10,842)	(6,857)	—
Eliminations	576	(1,753)	(1,817)

Total Company	$13,683	$23,113	$29,228

Assets:
Wholesale	$86,114	$82,945	$60,737
Retail	2,984	3,261	11,558
ASP	4,622	3,798	—
Eliminations	(292)	(1,224)	(4,149)

Total Company	$93,428	$88,780	$68,146

Depreciation and amortization:
Wholesale	$3,912	$2,618	$1,886
Retail	368	1,162	538
ASP	1,620	405	—

Total Company	$5,900	$4,185	$2,424

Capital expenditures:
Wholesale	$6,527	$8,487	$4,734
Retail	193	72	3,259
ASP	1,118	4,178	—

Total Company	$7,838	$12,737	$7,993

    Media Arts currently does not sell to geographic regions outside the United States, Canada, England and Scotland. Currently sales to Canada, England and Scotland are immaterial. During 2001, 2000 and 1999, no customer accounted for greater than 10% of net sales or accounts receivable.

NOTE 12—SUBSEQUENT EVENT

    On June 18, 2001, Craig Fleming resigned as Chairman of the Board of Directors, President and Chief Executive Officer. In return for his resignation and his agreement to assist the Company during the transition period following his resignation, Mr. Fleming is to receive an amount equal to approximately two years' of salary and benefits, or approximately $866,000.

Schedule VIII—Valuation and Qualifying Accounts and Reserves

Media Arts Group, Inc. and Subsidiaries
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended March 31, 1999:
Reserve for Returns and Allowances	$1,616	$12,336	$(12,744)	$1,208
Allowance for Doubtful Accounts	818	384	(352)	850
Year Ended March 31, 2000:
Reserve for Returns and Allowances	1,208	8,568	(8,509)	1,267
Allowance for Doubtful Accounts	850	980	(1,304)	526
Year Ended March 31, 2001:
Reserve for Returns and Allowances	1,267	9,027	(8,744)	1,550
Allowance for Doubtful Accounts	$526	$1,824	$(914)	$1,436

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

  (a)
  The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
3.3(1)	Form of Specimen Common Stock Certificate.
3.4(6)	Amended and Restated Certificate of Incorporation.
10.5(4)*	Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.8(2)*	Employment Agreement entered into between the Company and Richard F. Barnett, dated as of March 31, 1996.
10.12(4)	License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.20(3)	Lease Agreement between Limar Realty Corp. #36 and the Company, dated as of May 22, 1997.
10.25(4)	Purchase and Sale Agreement by and between the Company and Limar Realty Corp. #36, dated as of June 3, 1997.
10.26(4)	Form of Director Indemnity Agreement.
10.27(4)*	Second Amendment to Employment Agreement between the Company and John R. Lackner, dated as of February 11, 1998.
10.29(5)*	Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.32(7)*	1998 Stock Incentive Plan.
10.33(8)	Separation and Consulting Agreement between the Company and Kenneth E. Raasch, dated as of May 27, 1999.
10.34(8)	Stock Sale Agreement between the Company and Kenneth E. Raasch, dated as of May 27, 1999.
10.38(9)	Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement, dated as of October 27, 1999.
10.39(9)	Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40(9)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41(9)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.42(10)	Consulting Agreement entered into between the Company and Mike Kiley dated April 1, 2000.
10.43(11)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of June 30, 2000.
10.44	Second Amendment to Loan Agreement between Bank of America and the Company, dated as of April 3, 2000.
10.45	Third Amendment to Loan Agreement between Bank of America and the Company, dated as of November 27, 2000.

10.46	Fourth Amendment to Loan Agreement between Bank of America and the Company, dated as of June 27, 2001.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
27.1	Not Applicable.

*
Represents a management contract or compensation plan or arrangement.

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).

(2)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1997 (File No. 0-24294).

(3)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 1997 (File No. 0-24294).

(4)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815)

(5)
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

(8)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-24294).

(9)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).

(10)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-24294).

(11)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 2000 (File No. 0-24294).

    (b) The following financial statement schedule is filed herewith:

      Schedule VIII—Valuation and Qualifying Accounts and Reserves

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 29, 2001 on its behalf by the undersigned, thereunto duly authorized.

Name	Title

Media Arts Group, Inc.
/s/ ANTHONY D. THOMOPOULOS (Anthony D. Thomopoulos)	Chairman and Interim Chief Executive Officer (Principal Executive Officer)
/s/ HERBERT D. MONTGOMERY (Herbert D. Montgomery)	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)
/s/ MICHAEL J. CATELANI (Michael J. Catelani)	Vice President of Finance (Principal Accounting Officer)
/s/ RAYMOND A. PETERSON (Raymond A. Peterson)	Vice Chairman
/s/ KENNETH E. RAASCH (Kenneth E. Raasch)	Chairman Emeritus
/s/ THOMAS KINKADE (Thomas Kinkade)	Director
/s/ NORMAN A. NASON (Norman A. Nason)	Director
/s/ W. MICHAEL WEST (W. Michael West)	Director

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders.
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholders' Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statement and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED INCOME STATEMENTS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule VIII—Valuation and Qualifying Accounts and Reserves
INDEX TO EXHIBITS
SIGNATURES