Form 10-K405/A
period 2001-03-31
MEDIA ARTS GROUP INC
filed 2001-07-30
CIK 924645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
Commission File number 0-24294

Media Arts Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0354419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Lightpost Way Morgan Hill, California	95037
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (408) 201-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 31, 2001, as reported on the New York Stock Exchange was approximately $21,348,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the registrant's $0.01 par value Common Stock outstanding on May 31, 2001, was 13,187,549.

EXPLANATORY NOTE

    The registrant amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission ("SEC") on June 29, 2001, by adding the following Items: (1) Part III, Item 10, Directors and Executive Officers of the Registrant, (2) Part III, Item 11, Executive Compensation, (3) Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and (4) Part III, Item 13, Certain Relationships and Related Transactions. No other changes were made.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Set forth below is certain information relating to the Company's executive officers and directors as of July 30, 2001.

Name	Age	Position
Anthony D. Thomopoulos	63	Chairman of the Board, Director and Interim President and Chief Executive Officer
Raymond A. Peterson	55	Vice Chairman and Director
Kenneth E. Raasch	41	Chairman Emeritus and Director
Thomas Kinkade	43	Director and Art Director
Herbert D. Montgomery	58	Director and Senior Vice President, Chief Financial Officer and Treasurer
Norman A. Nason	60	Director
W. Michael West	51	Director
Richard F. Barnett	47	Senior Vice President, Retail Development
Timothy S. Guster	43	Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary
Michael J. Catelani	34	Vice President, Finance
J. Edward Hollender	60	Executive Vice President, Chief Operating Officer
John R. Lackner	62	Senior Vice President, Chief Operations Officer

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

    Raymond A. Peterson has been a member of the Board of Directors and has been the Vice Chairman of the Board of Directors since January 1999. He was interim Corporate Secretary from August 1999 to November 1999 and interim Chief Financial Officer from December 1999 to March 2000. He was the President and Chief Executive Officer of the Company from June 1998 to July 1999. He was the Senior Vice President and Chief Financial Officer of the Company from May 1993 to May 1998. He was the Chief Executive Officer of Peterson, Sense & Company, a certified public accounting firm, for the previous 15 years, during which time he provided accounting, tax and financial planning services for the Company. Prior to that, Mr. Peterson was the Corporate Tax Manager for Raychem Corporation, a multi-national manufacturing corporation, and a Senior Tax Accountant with Peat Marwick & Mitchell, currently KPMG.

    Kenneth E. Raasch co-founded Media Arts, through a preceding company in 1990 and has been a member of the Board of Directors since its inception. Mr. Raasch has served as the Chairman Emeritus since September 2000. He served as Chairman of the Board of Directors since the Company's inception until September 2000. In addition, he was President and Chief Executive Officer of the Company from March 1990 to May 1997 and Chief Executive Officer from May 1997 until October 1997. Mr. Raasch was an independent consultant to the Company from May 1999 to December 2000. Currently, Mr. Raasch is the Chairman of the Board of Directors of

OnVANTAGE, Inc. Prior to joining Media Arts, Mr. Raasch was the President and majority shareholder of First Med Corp., Inc., a medical billing and management company, from August 1988 until January 1990 when it was sold to Medaphis Corp., a public company.

    Thomas Kinkade co-founded Media Arts through a preceding company in 1990 and has been the Art Director and a member of the Board of Directors since its inception. Mr. Kinkade has provided artwork to the Company for its productions since the Company's inception. In addition, Mr. Kinkade's role includes providing strategic vision for the Thomas Kinkade brand, assisting in product development and communicating the Company's brand message through public appearances and books. Prior to March 1990, Mr. Kinkade was a self-employed artist.

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

    Norman A. Nason has been a member of the Board of Directors of the Company since April 1993. Mr. Nason is President of Saratoga Commercial Real Estate Brokerage Corporation and Saratoga Management Corporation, companies that he founded in 1976.

    W. Michael West has been a member of the Board of Directors of the Company since September 1998. Mr. West currently serves as Chairman of the Board of Directors of VINA Technologies. In addition, he serves on the Boards of Directors of several private companies and on advisory boards of three non-profit organizations. From September 1997 to January 1998, he served as Executive Vice President of Lucent Technologies following its acquisition of Octel Communications Corporation. From September 1986 to September 1997, he served at Octel Communications Corporation as Vice Chairman of the Board of Directors and President and Chief Operating Officer from 1995 to 1998 and Executive Vice President, Worldwide Sales and Marketing from 1986 to 1995.

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

    Timothy S. Guster has been the Senior Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary of the Company since November 1999. From July 1989 to November 1999, Mr. Guster was Vice President and General Counsel for the Scott Fetzer Company, a wholly-owned subsidiary of Berkshire Hathaway Inc. Prior thereto, he was an associate attorney with Roetzel & Andress in Akron, Ohio where he specialized in trial and appellate work.

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

    There are no family relationships between the directors and officers of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

    During the fiscal year ended March 31, 2001 all of the officers, directors and 10% stockholders of the Company complied with requirements for reporting ownership and changes in ownership of Company Common Stock under Section 16(a) of the Securities Act of 1934.

Item 11. Executive Compensation

Executive Compensation Summary

    The table below shows, for the last three fiscal years, compensation information for the Company's Chief Executive Officer, the next four most highly compensated executive officers and individuals for whom disclosure would have been required but for the fact that they were not executive officers at the end of the fiscal year ended March 31, 2001. All of these individuals are referred to as the "Named Officers." On June 18, 2001, Craig A. Fleming resigned as President and Chief Executive Officer of the Company and Anthony D. Thomopoulos was appointed as Interim President and Chief Executive Officer of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)(2)		Securities Underlying Options (#)	All Other Compensation ($)(3)
Craig A. Fleming President & Chief Executive Officer	2001 2000 1999	392,000 275,000 259,000	245,016 183,619 326,436		22,312 24,158 21,429	(4)	— 275,000 55,000	2,278 2,039 146
Richard F. Barnett Senior Vice President, Retail Development	2001 2000 1999	132,000 147,625 207,000	2,419,022 2,101,323 1,921,422	(5) (5) (5)	9,244 10,529 11,533		— — —	988 883 501
J. Edward Hollender Executive Vice President & Chief Operating Officer	2001	215,000	127,207		37,458	(6)	50,000	—
Timothy S. Guster Senior Vice President, General Counsel, Chief Administrative Officer & Secretary	2001	212,499	124,087		29,605	(6)	30,000	2,373
John R. Lackner Senior Vice President & Chief Operations Officer	2001 2000	203,750 175,000	117,842 107,111		10,354 12,576		— 75,000	— —
Patricia A. Watson (7) Vice President, Sales	2001	225,000	148,067	(8)	11,124		—	1,316

(1)
Includes deferred income in 2001 for Mr. Fleming and Ms. Watson in the amounts of $66,000 and $57,790, respectively, in 2000 for Messrs. Fleming and Barnett in the amounts of $106,000 and $1,575,992, respectively and in 1999 for Messrs. Fleming and Barnett in the amounts of $34,000 and $518,206, respectively.

(2)
Includes Profit Sharing Plan payments to Messrs. Fleming, Barnett, Hollender, Guster, Lackner and Ms. Watson for 2001 in the amounts of $8,332, $3,244, $6,708, $4,266, $4,354 and $5,124, respectively, for Messrs. Fleming, Barnett and Lackner for 2000 in the amounts of $11,070, $5,779 and $6,576, respectively and for Messrs. Fleming and Barnett for 1999 in the amounts of $10,578 and $7,033, respectively.

(3)
Consists of Company matching of 401(k) Plan contributions.

(4)
Includes an automobile allowance of $12,000.

(5)
In 2001, 2000 and 1999, Mr. Barnett received commissions in the amounts of $2,419,022, $2,101,323 and $1,921,422, respectively, (based upon Company sales to Thomas Kinkade Signature Galleries™) under his employment agreement.

(6)
Includes housing and relocation allowances for Messrs. Hollender and Guster in the amounts of $25,950 and $20,890, respectively.

(7)
Ms. Watson resigned from the Company in April 2001.

(8)
Includes commission payments to Ms. Watson in the amount of $24,540.

Option Grants

    The table below shows stock option grants to the Named Officers during the year ended March 31, 2001:

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/SH)(2)	Expiration Date
					5%($)	10%($)
Craig A. Fleming	—	—	—	—	—	—
Richard F. Barnett	—	—	—	—	—	—
J. Edward Hollender	50,000	19.6	5.25	11/16/10	165,085	418,357
Timothy S. Guster	30,000	11.8	5.25	11/16/10	99,051	251,014
John R. Lackner	—	—	—	—	—	—
Patricia A. Watson	—	—	—	—	—	—

(1)
These options become exercisable in equal annual installments over a three-year period.

(2)
All options were granted at no less than fair market value on the date of grant.

(3)
We are required by the SEC to use a 5% and 10% assumed rate of appreciation over the ten-year option term. This does not represent the Company's estimate or projection of the future common stock price. If the Company's common stock does not appreciate, the Named Officers will receive no benefit from the options.

Aggregated Option Exercises and Fiscal Year End Option Values

    The following table shows stock option exercises during fiscal year 2001 and the value of unexercised stock options held by the Named Officers on March 31, 2001.

			Number of Unexercised Options Held at March 31, 2001 (1)		Value of Unexercised In-The-Money Options at March 31, 2001 (2)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)	Exercisable (#)(3)(4)	Unexercisable (#)(4)(5)	Exercisable 5%($)	Unexercisable 10%($)
Craig A. Fleming	—	—	229,512	200,488	61,175	—
Richard F. Barnett	—	—	—	—	—	—
J. Edward Hollender	—	—	16,664	83,336	1,937	3,875
Timothy S. Guster	—	—	16,664	63,336	1,937	3,875
John R. Lackner	—	—	86,265	59,735	—	—
Patricia A. Watson	—	—	28,810	74,190	—	—

(1)
These stock options vest at the rate of one-third on the first anniversary of the date of grant and one-third per year thereafter. These options are exercisable only to the extent vested.

(2)
The value of the unexercised in-the-money options is based on the closing price of $4.42 of the Company's common stock, as reported on the New York Stock Exchange, on March 30, 2001 and is net of the exercise price of such options. The amounts in this column may not represent amounts actually realized by the Named Officers.

(3)
Represents shares which are immediately exercisable and/or vested.

(4)
Includes unexercised out-of-the-money options.

(5)
Represents shares which are not vested and not immediately exercisable.

Compensation of Directors

    The Company does not pay directors who are also officers of the Company additional compensation for their service as directors. In fiscal 2001, compensation for directors who were not employees of the Company or any of its subsidiaries, also called "non-employee directors," included the following:

  •
  an annual retainer of $15,000,

  •
  $2,000 for each board meeting attended,

  •
  certain expenses of attending board meetings,

  •
  an option to purchase 5,000 shares of the Company's common stock,

  •
  $500 to $1,000, depending on the duration of the meeting, for committee meetings attended by those directors serving on the Audit Committee and Compensation Committee, and

  •
  $2,000 per week for those directors serving on the Special Committee that was formed to evaluate a proposal by Thomas Kinkade to acquire all of the outstanding shares of the Company's stock not already owned by him.

    Under the Media Arts Group, Inc. 1998 Stock Incentive Plan, non-employee directors receive an annual, automatic grant of an option to purchase 5,000 shares of common stock at 85% of the fair market value of the Company's common stock on the date of grant. "Fair market value" is defined in the Media Arts Group, Inc. 1998 Stock Incentive Plan as the closing price of the Company's stock on the date the option is granted. In fiscal 2001, the annual, automatic option grant to non-employee directors of 5,000 shares of common stock was made on September 29, 2000, at an exercise price of $2.86875 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    Richard F. Barnett, Senior Vice President of Retail Development of MAGI Sales, Inc. entered into a three year employment agreement effective as of April 1, 1996. The agreement provides for four options of three years each to extend the term of the employment agreement. Mr. Barnett developed the branded Thomas Kinkade Signature Gallery™ retail concept as an independent entrepreneur. The Company employed Mr. Barnett to develop the independently owned Thomas Kinkade Signature Gallery retail concept nationally. The agreement provides for an annual base salary of $228,000 during the initial term of the employment agreement and an annual base salary of $132,000 during any renewal term. The agreement provides for, among other benefits, a commission plan which pays Mr. Barnett a commission based on the Company's sales to Thomas Kinkade Signature Galleries as well as the annual growth in such sales.

    John R. Lackner, Senior Vice President and Chief Operations Officer of Lightpost Publishing, Inc. entered into a five year employment agreement effective October 10, 1997. The agreement provides for an annual base salary of $175,000, ($205,000 effective April 2000) the opportunity to participate in any bonus plan adopted for the benefit of senior executives, a $5,000 art allowance, a relocation expense payment and a four month living allowance, in addition to other benefits. The Company also granted to Mr. Lackner under the agreement an option to purchase 15,000 shares of the Company's common stock at fair market value on the effective date of the agreement and an option to purchase 18,000 shares of the Company's common stock at fair market value on October 29, 1997.

    The employment agreements of Messrs. Barnett and Lackner each provide for the officer to receive all salary and bonus payments that would have been payable to him for the remaining term of the agreement after a "Change in Control" which provides "Good Reason" for the officer to terminate his employment. "Good Reason" is defined to include, among other things, the assignment to duties inconsistent with his senior executive status, a reduction in his base salary, a relocation of the officer or the Company's principal office and the termination of any compensation or other employee benefits plans in which he was eligible to participate.

    In the event of the termination by the Company of a Named Officer, the Named Officer would be eligible to receive severance compensation. Messrs. Fleming, Hollender and Guster would receive two times their current annual base salary and Ms. Watson would receive one time her current annual base salary.

Compensation Committee Interlocks and Insider Participation

    During fiscal 2001, no executive officer of the Company served on the board or compensation committee of another company that had an executive officer serve on the Company's board or its compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The table below shows how much Company common stock was owned by the directors and executive officers, as of July 9, 2001. Except as otherwise indicated below, the persons listed below have advised the Company that they have sole voting and investment power with respect to the securities shown as owned by them. On July 9, 2001, there were 13,190,943 shares of the Company's common stock outstanding.

Name of Beneficial Owners and Addresses (1)	Number of Shares Owned (2)		Right to Acquire (3)		Total Amount of Beneficial Ownership	Percentage of Outstanding Shares
Thomas Kinkade	3,140,651	(4)	600,000		3,740,651	27.1%
Kenneth E. Raasch	3,271,691	(5)	170,681	(6)	3,442,372	25.8%
Richard F. Barnett	144,775	(7)	—		144,775	*
John R. Lackner	2,000		86,265		88,265	*
Norman A. Nason	—		47,681		47,681	*
W. Michael West	10,000		15,000		25,000	*
Michael J. Catelani	2,000		20,672		22,672	*
J. Edward Hollender	3,000		16,664		19,664	*
Timothy S. Guster	—		16,664		16,664	*
Raymond A. Peterson	3,000		5,000		8,000	*
Herbert D. Montgomery	—		5,000		5,000	*
Anthony D. Thomopoulos	—		5,000		5,000	*

*
Less than one (1) percent.

(1)
All addresses are 900 Lightpost Way, Morgan Hill, California 95037.

(2)
Excludes shares that may be acquired through stock option exercises.

(3)
Shares that can be acquired through stock option exercises as of July 9, 2001.

(4)
The shares owned by Mr. Kinkade are jointly held in the names of Mr. Thomas Kinkade and Mrs. Nanette Kinkade.

(5)
The shares owned by Mr. Raasch are held by Mr. Kenneth E. Raasch and Mrs. Linda L. Raasch, as Trustees of the Raasch Family Trust, May 18, 1993.

(6)
Includes 165,517 shares of common stock which may be acquired upon the conversion of a $1,200,000 promissory note issued to Linda L. Raasch, the wife of Mr. Raasch, on June 30, 1995. Also includes 5,164 shares subject to options held by Mr. Raasch.

(7)
The shares owned by Mr. Barnett are held by Mr. Richard F. Barnett and Mrs. Loretta K. Barnett, as Trustees of the Barnett Family Trust.

Item 13. Certain Relationships and Related Transactions

    License Agreement with Thomas Kinkade.  Effective December 3, 1997, the Company entered into a new license agreement with Thomas Kinkade. The new license agreement supersedes a previous license agreement under which Mr. Kinkade received a flat fee of $18,750 per painting delivered to the Company for reproduction, a royalty agreement under which the Company paid Mr. Kinkade a royalty of 5.0% of net sales of Company owned stores using his name and certain other arrangements. Under the new license agreement, Mr. Kinkade receives a flat fee of $25,000 per painting delivered to the Company for reproduction and he is paid a royalty of 4.5% of the net sales of Thomas Kinkade branded artwork and products through May 8, 2000 and 5.0% of the net sales of Thomas Kinkade branded artwork and products thereafter. Mr. Kinkade is also employed by the Company as Art Director. Mr. Kinkade and Kenneth E. Raasch have an understanding whereby Mr. Kinkade through May 8, 2000, paid to Mr. Raasch 45.5% of royalty payments payable to Mr. Kinkade by the Company from the sale of studio proofs. In the past Mr. Kinkade paid Mr. Raasch 50% of the royalty payments payable to Mr. Kinkade by the Company from the sale of studio proofs. In fiscal 2001, Mr. Kinkade and Mr. Raasch shared approximately $206,000 in royalty payments from the sale of studio proofs.

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

    The new license agreement is terminable by either party after failure by the other party for 90 days to cure a material breach of the agreement. In addition, Mr. Kinkade may terminate the new license agreement in the event of the Company's insolvency or upon a change of control of the Company. A change in control is defined to occur on the date when any person or group (as defined in Rule 13(d)(3) under the Securities Exchange Act of 1934) beneficially owns (as defined in such Rule) a number of shares of common stock of the Company in excess of the number of shares then beneficially owned by Mr. Kinkade. The computation excludes stockholders as of December 3, 1997, to the extent of their beneficial holdings of Common Stock as of such date. The right of termination may not be invoked by Mr. Kinkade if it is triggered as a result of Mr. Kinkade's transfer of shares. After December 3, 2012, the perpetual nature of the new license agreement may be terminated by Mr. Kinkade if the Company engages in any material business enterprises unrelated to his work or brand name to which he objects. Upon any termination of the new license agreement by Mr. Kinkade, the Company would be prohibited from selling any products based upon Mr. Kinkade's artwork, other than the Company's then existing product inventory.

    In addition, pursuant to the new license agreement, the Company and Thomas Kinkade entered into a stock option agreement as of December 3, 1997, wherein the Company granted to Mr. Kinkade a fifteen-year non-statutory option to purchase 600,000 shares of common stock of the Company at $12.375, the closing price on the date of grant.

    Separation and Consulting Agreement and Stock Sale Agreement.  The Company entered into a Separation and Consulting Agreement with Kenneth E. Raasch as of May 27, 1999. Under the agreement, Mr. Raasch's employment was terminated and he became an independent contractor to provide consulting services to the Company, as requested by the President and Chief Executive Officer, for a monthly fee of $110,000 and the reimbursement of certain expenses. In addition, Mr. Raasch was subject to a non-compete clause with the Company under the agreement, although he would be reasonably permitted by the Company to conduct business in areas identified by the parties under confidentiality or nondisclosure agreements.

    In addition, under a separate but related Stock Sale Agreement dated as of May 27, 1999, Mr. Raasch, Mrs. Raasch and the Raasch Family Trust gave a right of first refusal to the Company with respect to the purchase or other transfer of shares of the Company's common stock they held. Under this agreement, as long as Mr. Raasch remained a ten percent or more stockholder, he would continue to have access to certain financial information about the Company beyond that normally given to stockholders.

    Both the Separation and Consulting Agreement and the Stock Sale Agreement terminated on December 31, 2000 and were not renewed by the Company.

    Ownership and Sale of Thomas Kinkade Gallery, Valley Fair.  On June 30, 1995, the Company purchased the Thomas Kinkade Gallery, Valley Fair from Linda L. Raasch, spouse of Kenneth E. Raasch, who was President, Chairman and Chief Executive Officer of the Company at the time, for an aggregate purchase price of approximately $1,500,000, of which $1,200,000 was paid in the form of an 8.0% subordinated convertible promissory note due October 10, 2002. The note is convertible into common stock of the Company at a price of $7.25 per share. The entire principal amount of the note is due at maturity, unless converted prior to maturity. Prior to the consummation of the sale transaction, an independent appraisal of the gallery was performed and the terms of the purchase were approved by a special committee of the board.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 30, 2001 on its behalf by the undersigned, thereunto duly authorized.

Media Arts Group, Inc.

/s/ Michael J. Catelani Michael J. Catelani Vice President of Finance (Principal Accounting Officer)

QuickLinks

PART III
SUMMARY COMPENSATION TABLE
SIGNATURES