Form 10-Q
period 2001-06-30
MEDIA ARTS GROUP INC
filed 2001-08-14
CIK 924645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-24294

Media Arts Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0354419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Lightpost Way, Morgan Hill, CA 95037 (Address of principal executive offices and zip code)

Registrant’s telephone number: (408) 201-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,194,767 at June 30, 2001.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2001	March 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$548	$5,136
Accounts receivable, net	24,857	24,745
Inventories	26,599	28,006
Prepaid expenses and other current assets	5,373	5,822
Deferred income taxes	4,503	4,503
Income taxes receivable	3,126	2,382

Total current assets	65,006	70,594
Property and equipment, net	23,410	17,287
Notes receivable	410	450
Cash value of life insurance	2,505	2,569
Long-term deferred income taxes	1,413	1,413
Other assets	951	1,115

Total assets	$93,695	$93,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,301	$9,832
Commissions payable	427	183
Accrued royalties	470	478
Accrued compensation costs	2,113	1,535
Accrued expenses	352	1,053
Borrowings under line-of-credit	7,000	---
Capital lease obligation, current	238	219

Total current liabilities	14,901	13,300
Capital lease obligation, long term	455	474
Deferred compensation cost	2,795	2,865
Convertible notes	1,200	1,200

Total liabilities	19,351	17,839

Stockholders' equity:
Common stock	90	90
Additional paid-in capital	38,635	38,794
Deferred stock-based compensation	(101)	(260)
Retained earnings	39,416	40,707
Treasury stock	(3,696)	(3,742)

Total stockholders’ equity	74,344	75,589

Total liabilities and stockholders’ equity	$93,695	$93,428

See accompanying notes to unaudited condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,

	2001	2000

Net sales	$24,437	$29,583
Cost of sales	12,556	11,008

Gross profit	11,881	18,575

Operating expenses:
Selling and marketing	6,784	7,730
General and administrative	7,138	7,901

Total operating expenses	13,922	15,631

Operating income (loss)	(2,041)	2,944
Interest income (expense)	(5)	46
Gain on sales of company owned stores	59	---

Income (loss) before income taxes	(1,987)	2,990
Provision for (benefit from) income taxes	(736)	1,106

Net income (loss)	$(1,251)	$1,884

Net income (loss) per share:
Basic	$(0.09)	$0.14
Diluted	$(0.09)	$0.14
Shares used in net income (loss) per share computation:
Basic	13,193	13,147
Diluted	13,193	13,233

See accompanying notes to unaudited condensed consolidated financial statementss.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(1,251)	$1,884
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,312	1,520
Gain on sales of company owned stores	(59)	---
Deferred income taxes	---	(103)
Changes in assets and liabilities:
Accounts receivable	106	(1,163)
Inventories	1,407	(722)
Income taxes receivable	(744)	---
Prepaid expenses and other assets	133	425
Accounts payable	(5,531)	(2,925)
Commissions payable	244	(254)
Accrued compensation costs	578	(527)
Income taxes payable	---	(279)
Accrued expenses	(701)	(142)
Accrued royalties	(8)	(132)
Deferred compensation liability	(70)	199

Net cash used in operating activities	(4,584)	(2,219)

Cash flows from investing activities:
Acquisitions of property and equipment	(7,433)	(1,300)
Proceeds from disposals of galleries	227	104
Proceeds from payments of notes receivable	131	159
Increase in cash surrender value of life insurance	64	(194)

Net cash used in investing activities	(7,011)	(1,231)

Cash flows from financing activities:
Net proceeds from line of credit	7,000	---
Proceeds from issuance of common stock	7	29

Cash provided by financing activities	7,007	29

Net decrease in cash and cash equivalents	(4,588)	(3,421)
Cash and cash equivalents at beginning of period	5,136	5,544

Cash and cash equivalents at end of period	$548	$2,123

See accompanying notes to unaudited condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim consolidated financial statements of Media Arts Group, Inc. (the "Company") include the accounts of its wholly owned subsidiaries, Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc. and Exclaim Technologies, Inc. ("Exclaim").  The Company is a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home accessories, collectibles and gift products based upon artwork by Thomas Kinkade, Howard Behrens, Simon Bull and Robert Lyn Nelson.  The Company's primary products are canvas and paper lithographs as well as other forms of fine-art reproductions.  The Company distributes products through a variety of distribution channels: primarily independently owned branded retail stores, independent dealers and strategic partners.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  Certain prior period balances have been reclassified to conform to the current period presentation.  The results of the interim period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2002.

Note 2 – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor’s products.  EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001.  The Company has not yet determined the impact that adoption of this issue will have on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company believes that the adoption of SFAS 141 will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001.  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  The Company is currently assessing but has not yet determined the impact of SFAS 142 on the Company’s consolidated financial position, results of operations and cash flows.  However, due to the immateriality of the Company’s intangible assets, the Company believes that the adoption of SFAS 142 will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 3 - Net income (loss) per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income (loss) per share (in thousands):

	Three Months Ended June 30,

	2001	2000

Weighted average number of shares - basic	13,193	13,147
Incremental shares from assumed exercise of stock options	---	86

Weighted average number of shares - diluted	13,193	13,233

Due to the net loss incurred during the period ended June 30, 2001, no adjustment is made for the assumed exercise of stock options, as the effect would be antidilutive.  Had the effect not been antidilutive, an adjustment would have been made of 14,000 shares.

The effect of dilutive securities excludes stock options that were antidilutive, due to the options being out-of-the-money, for the periods ending June 30, 2001 and 2000 of 3,054,000 and 1,659,000, respectively.

Note 4 - Inventories

Inventories consisted of (in thousands):

	June 30, 2001	March 31, 2001

Raw materials	$13,164	$13,822
Work-in-process	7,083	7,510
Finished goods	6,352	6,674

	$26,599	$28,006

Note 5 – Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its reported net income.

Note 6 – Operating Segments and Geographic Information

The Company has three operating segments: wholesale, retail and Internet application service provider (“ASP”).  The wholesale segment includes sales to the Company’s branded distribution channel (which includes company owned stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company’s e-commerce web-sites, thomaskinkade.com, howardbehrens.com and bullart.com.  The retail segment consists of sales by company owned Thomas Kinkade Stores and the Howard Behrens Studio Gallery.  The retail segment purchases products from the wholesale segment at the same price as external wholesale customers.  The ASP segment consists of the operations of Exclaim, which supports a retail operating system, Storefront, used by independently owned Thomas Kinkade Signature Galleries.

The operating segments have management teams that report directly to the Chief Operating Decision Maker (“CODM”), as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The CODM evaluates performance and allocates resources to each operating segment.  Information on the Company's reportable segments for the three months ended June 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended June 30,

	2001	2000

Revenues:
External wholesale	$23,973	$28,777
Intersegment wholesale	360	205
Retail	443	805
ASP	21	1
Eliminations	(360)	(205)

Total Company	$24,437	$29,583

Operating income (loss):
Wholesale	$(946)	$6,737
Retail	(282)	(640)
ASP	(696)	(3,699)
Eliminations	(117)	546

Total Company	$(2,041)	$2,944

Assets:
Wholesale	$85,996	$81,520
Retail	3,263	2,213
ASP	4,845	4,710
Eliminations	(409)	(417)

Total Company	$93,695	$88,026

Depreciation and amortization:
Wholesale	$1,081	$1,279
Retail	14	176
ASP	217	65

Total Company	$1,312	$1,520

Capital Expenditures:
Wholesale	$7,277	$393
Retail	60	---
ASP	96	907

Total Company	$7,433	$1,300

Media Arts currently does not sell to geographic regions outside the United States, Canada, England and Scotland.  Currently sales to Canada, England and Scotland are immaterial.  During the three months ended June 30, 2001 and 2000 no customer accounted for greater than 10% of net sales.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended March 31, 2001 which contains the audited consolidated financial statements and notes thereto for the years ended March 31, 2001, 2000 and 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Forward looking statements in this Quarterly Report on Form 10-Q as well as the company's Annual Report on Form 10-K for the year ended March 31, 2001, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Stockholders are cautioned that all forward-looking statements pertaining to the company involve risks and uncertainties, including, without limitation, economic cycles, product development efforts, consumer acceptance of licensed artwork and of the company's products based on such work, expansion of distribution channels for the company's products and, in particular, the successful implementation of the Signature Gallery program, successful third party manufacturing relationships and the continued control of operating expenses, together with other risks detailed from time to time in the company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 2001 were $24.4 million, a 17.4% decrease from $29.6 million for the same period in the prior year.  The decrease in net sales was primarily attributable to the current economic slowdown and the resulting impact on consumers deferring purchases with respect to luxury items.

Gross Profit

Gross profit decreased by $6.7 million, or 36.0%, to $11.9 million for the three months ended June 30, 2001 from $18.6 million for the same period in the prior year.  Consolidated gross margin was 48.6% for the three months ended June 30, 2001, compared to 62.8% for the same period in the prior year.  The decline in gross margins was due primarily to under absorbed overhead resulting from lower sales volumes and increases in material costs.

Selling and Marketing Expenses

Selling and marketing expenses were $6.8 million for the three months ended June 30, 2001 compared to $7.7 million for the same period in the prior year.  As a percentage of net sales, selling and marketing expenses were 27.8% for the three months ended June 30, 2001 compared to 26.1% for the same period in the prior year.  Selling and marketing expenses decreased in absolute terms due to lower sales commissions and advertising and promotional expenses.  However, advertising and promotional expenses did not decrease at the same rate as the decline in sales, therefore causing an increase in selling and marketing expenses as a percentage of sales.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended June 30, 2001 compared to $7.9 million for the same period in the prior year.  As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2001 were 29.2% compared to 26.7% for the same period in the prior year.  The change in general and administrative expenses was primarily due to the significant decrease in spending on the operations of Exclaim, offset by a charge relating to severance costs of our former Chairman and Chief Executive Officer, which resulted in the increase in general and administrative expenses as a percentage of sales.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-site, thomaskinkade.com, howardbehrens.com and bullart.com.  Net sales to wholesale customers before intersegment eliminations decreased 16.0% to $24.3 million in the three months ended June 30, 2001 compared to $29.0 million in the same period in the prior year.  The decrease in net sales for this segment was primarily due to the current economic slowdown and the resulting impact of consumers deferring purchases with respect to luxury items.  Sales to Signature Galleries decreased 7.7% to $12.8 million in the three months ended June 30, 2001 from $13.9 million in the same period in the prior year due to the current economic slowdown despite an increase in the number of Signature Galleries to 345 as of June 30, 2001 from 322 as of June 30, 2000.

Operating loss for the wholesale segment before intersegment eliminations in the three months ended June 30, 2001 was $946,000, down 114.0% from an operating income of $6.7 million in the same period in the prior year.  Operating margin for the wholesale segment before intersegment eliminations was negative 3.9% in the three months ended June 30, 2001, compared to positive 23.2% in the same period in the prior year.  The deline was due to lower sales and gross margins in the current period.

Retail Segment

Net sales for the retail segment consist of sales by company owned retail stores.  Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers.  Net sales for the retail segment decreased 45.0% to $443,000 in the three months ended June 30, 2001 compared to $805,000 in the same period in the prior year.  The decrease in net sales was primarily due to the sale of two company owned Thomas Kinkade Stores to Signature Gallery owners since June 30, 2000, offset by the opening of the company owned Howard Behrens Studio Gallery.  There were two Thomas Kinkade Stores and one Howard Behrens Studio Gallery as of June 30, 2001 compared to four Thomas Kinkade Stores as of June 30, 2000.  In connection with the sales of company owned Thomas Kinkade Stores to Signature Gallery owners we recognized $59,000 in gain on sales of company owned stores during the three months ended June 30, 2001.  The gain recognition was based on the cost recovery method.  Due to the continued uncertainty of the collectibility of the notes receivable in their entirety, we have reported the net of the notes receivable and deferred gains as other assets at June 30, 2001.

Operating losses for the retail segment decreased 55.9% to $282,000 in the three months ended June 30, 2001 compared to $640,000 in the same period in the prior year primarily due to the sale of stores to independent Signature Gallery owners.

Internet Application Service Provider Segment

Our Internet application service provider ("ASP") segment consists solely of the operations of Exclaim, which supports a retail operating system, Storefront, which is used by many of the independently owned Thomas Kinkade Signature Galleries.  Through the period ended September 30, 2000, Exclaim was also developing “Marketplace,” a vertical business-to-business trade community that would link buyers and sellers together to create supply chain efficiencies within the fine art, gift and collectibles, furniture and home decor industries.  In September 2000, we significantly reduced the funding of Exclaim's operations and stopped development of the Marketplace product, thereby significantly reducing the operating expenses of Exclaim.

Net sales in the ASP segment for the three months ended June 30, 2001 and 2000 were immaterial to Exclaim and on a consolidated basis.  Net sales in the ASP segment consist of subscription fees paid by retailers for access to Storefront, a web-based gift store and gallery management system.  Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing.

Operating losses for the ASP segment were $696,000 during the three months ended June 30, 2001, down 81.2% from $3.7 million for the same period in the prior year due to the significant reduction in Exclaim's operations since the prior year.

Interest Income (Expense)

Net interest expense was $5,000 for the three months ended June 30, 2001 compared to net interest income of $46,000 for the same period in the prior year.  The increase in interest expense was due to borrowings on our line-of-credit during the quarter.

Provision for (Benefit from) Income Tax

The benefit from income taxes was $736,000 for the three months ended June 30, 2001, compared to a provision for income taxes of $1.1 million for the same period in the prior year.  Our effective income tax rate for the three months ended June 30, 2001 and 2000 was 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds during the three months ended June 30, 2001 has been from borrowings against our line-of-credit.  Our working capital as of June 30, 2001 was $50.1 million, compared to $57.3 million as of March 31, 2001.

Net cash used in operations during the three months ended June 30, 2001 was $4.6 million consisting primarily of a net loss of $1.3 million adjusted for non-cash items including depreciation of $1.3 million and changes in assets and liabilities including a decrease in accounts payable of $5.5 million and a decrease in inventory of $1.4 million.  Accounts payable decreased due to the timing and amounts of vendor payments during the quarter.  Inventory decreased due to improvements in our inventory management policies and procedures.  Net cash used in operations during the three months ended June 30, 2000 was $2.2 million consisting primarily of net income of $1.9 million adjusted for non-cash items including depreciation of $1.5 million, offset by changes in assets and liabilities including a decrease in accounts payable of $2.9 million and an increase in accounts receivable of $1.2 million.

Net cash used in investing activities was $7.0 million during the three months ended June 30, 2001 and primarily related to capital expenditures for leasehold improvements on our new campus facility in Morgan Hill, California.  Net cash used in investing activities was $1.2 million during the three months ended June 30, 2000 and primarily related to investment in Internet related technologies and capital expenditures for property and equipment.

We anticipate that total capital expenditures in fiscal 2002 will be approximately $15 million, and will relate to building design and engineering costs and leasehold improvements in connection with the development of our leased property in Morgan Hill, California, as well as continued manufacturing, infrastructure and management information systems upgrades.

Cash provided by financing activities was $7.0 million during the three months ended June 30, 2001 and was primarily from borrowings on our line-of-credit.  Cash provided by financing activities was $29,000 during the three months ended June 30, 2000 and was from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of options for our common stock.

We have a secured bank line-of-credit facility that bears interest at either the bank's current reference rate plus 0.25% or the effective LIBOR rate plus 1.75%, at our discretion.  Outstanding borrowings under this credit facility totaled $7 million as of June 30, 2001.  The total amount available to borrow under the line-of-credit was $20 million as of June 30, 2001.  The credit facility terminates on September 30, 2001 and we are currently reviewing renewal options.  We believe we will be able to negotiate a new line-of-credit by the termination of our existing credit facility at favorable terms.

During June and July of 2001, we relocated our offices and manufacturing facilities to our new leased facility in Morgan Hill, California.  This relocation caused little disruption to our operations and there was no material impact to our operations or financial position due to the relocation and temporary shutdown of operations.  This relocation decision was entered into while we were experiencing significant growth and now with the current economic slowdown limiting our ability to grow or maintain the sales volumes for which the campus was developed, we will be faced with higher overhead costs due to excess capacity.  We do believe however, that we will return to much higher levels of growth upon the completion of the current economic cycle and accordingly, we believe that this relocation will be beneficial in the long term by 1) reducing our future monthly rent and reducing exposure to future rent increases in the competitive commercial real estate market in the Silicon Valley, 2) consolidating our operations into a single campus versus our previous operations that were spread out in nine buildings in various commercial office parks and 3) providing capacity for future growth.

Throughout this economic slowdown which has been acutely impacting us, we have experienced a deterioration of the aging of our accounts receivable.  We have been monitoring each of our dealer accounts closely and believe that we have adequate reserves, but additional reserves may be required in the future depending on our ability to collect outstanding accounts receivable.

Our working capital requirements in the foreseeable future will change depending on operating results, the rate of expansion, or any other changes to our operating plan needed to respond to competition, acquisition opportunities or unexpected events.  We believe that our current cash and cash equivalent balance together with future projected net income from operations and existing borrowing capacity under our line-of-credit will be sufficient to meet our working capital requirements for at least the next twelve months.  We may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

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

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

•	Change in demand for the art of Thomas Kinkade and our Thomas Kinkade products (including new product categories and series),

•	Consumer acceptance of the art and related products of new artists and other intellectual property owners (specifically the art and related products of Howard Behrens, Simon Bull and Robert Lyn Nelson),

•	Our ability to achieve our expansion plans,

•	The timing, mix and number of new product releases,

•	The continued successful implementation of the Signature Gallery program,

•	The successful implementation of the Masters of Light Gallery program,

•	The successful entrance into new distribution channels, both foreign and domestic, and new retail concepts,

•	Expansion of new distribution domestically and abroad,

•	The successful development of new licensing agreements,

•	Our ability to implement strategic business alliances,

•	Our ability to hire and train new manufacturing, sales and administrative personnel,

•	Continued implementation of manufacturing efficiencies,

•	Timing of product deliveries, and

•	The ability to absorb other operating costs.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings. We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  We did not have short-term investments as of June 30, 2001 and March 31, 2001.  We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings.  We do not expect any material loss with respect to our investment portfolio.  All sales are denominated in U.S. dollars.  As only a small amount of foreign bills are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.  The table below presents principal amounts and related weighted average interest rates for our investment portfolio and debt obligations.

	June 30, 2001	March 31, 2001

Assets:
Cash and cash equivalents	$548	$5,136
Average interest rate	2.3%	4.9%
Liabilities:
Bank line-of-credit	$7,000	$ ---
Interest rate (bank reference rate plus 0.25%)	8.3%	8.3%
Capital lease obligation	$693	$693
Fixed interest rate	10.2%	10.2%
Convertible note payable to related party	$1,200	$1,200
Fixed interest rate	8.0%	8.0%

PART II - Other Information

Item 1: Legal Proceedings

On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the California statutory laws pertaining to franchises.  The allegations of the complaint have been denied by the Company and the matter is being defended.

On March 9, 2001, a complaint for declaratory relief was filed in Santa Clara County Superior Court against Mr. Kinkade, the Company and others by George and Ester Goff related to paintings created by Mr. Kinkade under a pseudonym or “brush name.”  The Company subsequently filed a complaint in the United States District Court for the Northern California District of California against Mr. Goff alleging copyright infringement related to the same paintings.

Item 2: Changes in Securities - Not Applicable

Item 3: Defaults upon Senior Securities - None

Item 4: Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5: Other Information - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits - none

(b)	Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA ARTS GROUP, INC. (Registrant)

By /s/ Anthony D. Thomopoulos

Anthony D. Thomopoulos
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

By /s/ Herbert D. Montgomery

Herbert D. Montgomery
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By /s/ Michael J. Catelani

Michael J. Catelani
Vice President of Finance
(Principal Accounting Officer)

Date: August 14, 2001