Form 10-Q
period 2001-09-30
MEDIA ARTS GROUP INC
filed 2001-11-14
CIK 924645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,219,767 at September 30, 2001.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)

	September 30,	March 31,
	2001	2001
ASSETS
Current assets:
Cash and cash equivalents	$821	$5,136
Accounts receivable, net	23,611	24,745
Inventories	24,457	28,006
Prepaid expenses and other current assets	5,249	5,822
Deferred income taxes	4,383	4,503
Income taxes receivable	4,921	2,382
Total current assets	63,442	70,594
Property and equipment, net	24,497	17,287
Notes receivable	1,511	450
Cash value of life insurance	2,473	2,569
Long-term deferred income taxes	1,762	1,413
Other assets	992	1,115
Total assets	$94,677	$93,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,285	$9,832
Commissions payable	626	183
Accrued royalties	609	478
Accrued compensation costs	2,221	1,535
Accrued expenses	391	1,053
Borrowings under line-of-credit	10,000	---
Capital lease obligation, current	238	219
Total current liabilities	19,370	13,300
Capital lease obligation, long term	407	474
Deferred compensation cost	2,778	2,865
Convertible notes	1,200	1,200
Total liabilities	23,755	17,839

Stockholders' equity:
Common stock	90	90
Additional paid-in capital	38,651	38,794
Deferred stock-based compensation	(59)	(260)
Retained earnings	35,936	40,707
Treasury stock	(3,696)	(3,742)
Total stockholders’ equity	70,922	75,589
Total liabilities and stockholders’ equity	$94,677	$93,428

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	$24,781	$36,191	$49,218	$65,774
Cost of sales	12,486	14,051	25,042	25,059
Gross profit	12,295	22,140	24,176	40,715

Operating expenses:
Selling and marketing	6,707	6,742	13,491	14,472
General and administrative	9,528	8,274	16,666	16,175
Write-down of Internet business assets	1,797	2,541	1,797	2,541
Total operating expenses	18,032	17,557	31,954	33,188

Operating income (loss)	(5,737)	4,583	(7,778)	7,527
Interest income (expense)	169	(52)	164	(6)
Gain on sales of company owned stores	44	---	103	---

Income (loss) before income taxes	(5,524)	4,531	(7,511)	7,521
Provision for (benefit from) income taxes	(2,043)	1,676	(2,779)	2,782

Net income (loss)	$(3,481)	$2,855	$(4,732)	$4,739

Net income (loss) per share:
Basic	$(0.26)	$0.22	$(0.36)	$0.36
Diluted	$(0.26)	$0.22	$(0.36)	$0.36
Shares used in net income (loss) per share computation:
Basic	13,207	13,157	13,200	13,152
Diluted	13,207	13,187	13,200	13,210

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(4,732)	$4,739
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	2,773	3,070
Loss from write-down of Internet business assets	1,797	2,541
Loss on disposal of fixed assets	---	216
Gain on sales of company owned stores	(103)	---
Amortization of stock-based compensation	6	---
Deferred income taxes	(229)	(297)
Changes in assets and liabilities:
Accounts receivable	36	(9,298)
Inventories	3,549	(2,719)
Income taxes receivable	(2,539)	---
Prepaid expenses and other current assets	378	(813)
Other assets	(146)	124
Accounts payable	(4,547)	426
Commissions payable	443	(59)
Accrued compensation costs	686	(842)
Income taxes payable	---	(469)
Accrued expenses	(662)	(176)
Accrued royalties	131	137
Deferred compensation liability	(87)	(55)
Net cash used in operating activities	(3,246)	(3,475)

Cash flows from investing activities:
Acquisitions of property and equipment	(11,776)	(1,977)
Proceeds from disposals of galleries	368	385
Proceeds from payments of notes receivable	232	377
Decrease in cash surrender value of life insurance	96	42
Net cash used in investing activities	(11,080)	(1,173)

Cash flows from financing activities:
Net proceeds from line of credit	10,000	---
Repayment of capital lease obligation	(48)	(60)
Proceeds from issuance of common stock	59	60
Cash provided by financing activities	10,011	---

Net decrease in cash and cash equivalents	(4,315)	(4,648)
Cash and cash equivalents at beginning of period	5,136	5,544
Cash and cash equivalents at end of period	$821	$896

See accompanying notes to unaudited condensed consolidated financial statements.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  Certain prior period balances have been reclassified to conform to the current period presentation.  The results of the interim period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year which ends March 31, 2002.

Note 2 – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-25 (“EITF 00-25”), “Vendor Income Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  EITF 00-25 establishes the treatment in the income statement of vendor consideration to resellers of a vendor’s products.  EITF 00-25 is effective for the interim and year end periods beginning after December 15, 2001.  The Company believes that the adoption of EITF 00-25 will not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002.  SFAS 144 supersedes FASB Statement No. 121 (“SFAS 121”), “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  SFAS 144 retains many of the fundamental provisions of SFAS 121 and expands the scope of discontinued operations to include more disposal transactions.

The Company is currently assessing but has not yet determined the impact of SFAS 141, 142 and 144 on the Company’s consolidated financial position, results of operations and cash flows.

Note 3 - Net income (loss) per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income (loss) per share (in thousands):

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Weighted average number of shares - basic	13,207	13,157	13,200	13,152
Incremental shares from assumed issuance of stock options	---	30	---	58
Weighted average number of shares - diluted	13,207	13,187	13,200	13,210

Due to the net loss incurred during the three and six month periods ended September 30, 2001, no adjustment is made for the assumed exercise of stock options, as the effect would be antidilutive.  Had the effect not been antidilutive, an adjustment would have been made of 1,000 and 7,000 shares for the three and six month periods, respectively.

The effect of dilutive securities excludes stock options that were antidilutive due to the options being out-of-the-money for the three and six month periods ended September 30, 2001 of 3,846,000 and 3,450,000, respectively, and for the three and six month periods ended September 30, 2000 of 2,254,000 and 1,957,000, respectively.

Note 4 - Inventories

Inventories consisted of (in thousands):

	September 30,	March 31,
	2001	2001
Raw materials	$12,164	$13,822
Work-in-process	6,891	7,510
Finished goods	5,402	6,674
	$24,457	$28,006

Note 5 – Comprehensive Income

To date, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its reported net income.

Note 6 – Related Party Transactions

Effective September 30, 2001, the Company converted $1.6 million of trade accounts receivable, due from an entity in which a relative of Thomas Kinkade, a co-founder of the Company and member of the Board of Directors, is an investor, into a full recourse three year promissory note.  The balance is repayable in equal monthly installments during the three year term and bears interest of 12% per annum.  The terms of this note are consistent with those of other notes the Company has received from non-related parties in sales of company owned Thomas Kinkade Stores.  The same related party is additionally indebted to the Company for the September 15, 1999 sale of the company owned Thomas Kinkade Stores located in Monterey and Carmel, California.  Total indebtedness to the Company by this related party is $2.2 million, net of reserves.

Beginning August 1, 2001, the Company outsourced its licensing and key accounts management to Creative Brands Group, Inc. under a non-binding arrangement approved by the disinterested members of the Board of Directors. Creative Brands Group is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder and former member of the Board of Directors of the Company. For the period ended September 30, 2001, the Company paid commissions of $260,000 to Creative Brands Group. The commission rates under this arrangement are the same as or less than the commission rates quoted to the Company by other licensing management companies. The Company believes that there will be no material difference in the cost of the outsourced internal licensing and key accounts management organization and the commissions paid to Creative Brands Group. However, the relationship is designed to enhance licensing revenues as well as strengthen long term relationships with key accounts.

Note 7 – Impairment of E-Commerce Website

During the six month period ended September 30, 2001 the Company had been developing a new e-commerce website to replace the existing thomaskinkade.com site.  The new site was developed faster than anticipated and at significantly less cost than the original website and utilizing none of the original website’s software.  Accordingly, the Company launched the website in November 2001 and determined that as of September 30, 2001 the existing website had been significantly impaired and wrote-off the remaining net book value of $1.8 million.

Note 8 – Contingent Lease Liabilities

In connection with the sales of company owned Thomas Kinkade Stores to independent Signature Gallery owners, and the resulting store lease assignments, the Company has been required to guarantee 21 independent dealers’ leases.  The Company’s maximum lease exposure is approximately $11.2 million as of September 30, 2001.  However, management does not believe that the actual liability realized would have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 9 – Operating Segments and Geographic Information

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

The operating segments have management teams that report directly to the Chief Operating Decision Maker (“CODM”), as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The CODM evaluates performance and allocates resources to each operating segment.  Information on the Company's reportable segments for the three and six months ended September 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
External wholesale	$24,358	$35,582	$48,331	$64,359
Intersegment wholesale	238	363	598	568
Retail	389	573	832	1,378
ASP	34	36	55	37
Eliminations	(238)	(363)	(598)	(568)
Total Company	$24,781	$36,191	$49,218	$65,774

Operating income (loss):
Wholesale	$(4,939)	$10,535	$(5,885)	$17,272
Retail	(191)	(676)	(473)	(1,316)
ASP	(574)	(5,174)	(1,270)	(8,873)
Eliminations	(33)	(102)	(150)	444
Total Company	$(5,737)	$4,583	$(7,778)	$7,527

Depreciation and amortization:
Wholesale	$1,420	$719	$2,501	$1,998
Retail	15	101	29	277
ASP	26	730	243	795
Total Company	$1,461	$1,550	$2,773	$3,070

Capital Expenditures:
Wholesale	$4,332	$397	$11,609	$790
Retail	11	81	71	81
ASP	---	199	96	1,106
Total Company	$4,343	$677	$11,776	$1,977

	September 30,
	2001	2000
Assets:
Wholesale	$86,874	$90,692
Retail	3,226	1,863
ASP	5,019	1,355
Eliminations	(442)	(520)
Total Company	$94,677	$93,390

Media Arts currently does not sell to geographic regions outside the United States, Canada, England and Scotland.  Currently sales to Canada, England and Scotland are immaterial.  During the three and six month periods ended September 30, 2001 and 2000 no customer accounted for greater than 10% of net sales.

Note 10 - Legal Proceedings

On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the California statutory laws pertaining to franchises. The allegations of the complaint have been denied by the Company and the matter is being defended. Trial is scheduled for November 20, 2001. A pre-trial settlement conference has been set for November 19, 2001. There can be no assurance that the outcome of this case will not have a material adverse effect on the Company.

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

Forward looking statements in this Quarterly Report on Form 10-Q as well as the company's Annual Report on Form 10-K for the year ended March 31, 2001, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Stockholders are cautioned that all forward-looking statements pertaining to the company involve risks and uncertainties, including, without limitation, economic cycles, the impact of terrorism and hostilities on consumer spending, product development efforts, consumer acceptance of licensed artwork and of the company's products based on such work, expansion of distribution channels for the company's products and, in particular, the successful implementation of the Signature Gallery program, successful third party manufacturing relationships and the continued control of operating expenses, together with other risks detailed from time to time in the company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended September 30, 2001 were $24.8 million, a 31.5% decrease from $36.2 million for the same period in the prior year.  Net sales for the six months ended September 30, 2001 were $49.2 million, down 25.2% from $65.8 million during the six months ended September 30, 2000.  The decrease in net sales for the three and six month periods is believed to be primarily attributable to the current economic slowdown and the resulting impact on consumers deferring purchases with respect to luxury items.

Gross Profit

Gross profit for the three months ended September 30, 2001 was $12.3 million, down 44.5% from $22.1 million for the same period in the prior year.  Consolidated gross margin was 49.6% for the three months ended September 30, 2001, compared to 61.2% for the same period in the prior year.  For the six months ended September 30, 2001, gross profit was $24.2 million, down 40.6% from $40.7 million for the six months ended September 30, 2000.  Consolidated gross margin was 49.1% for the six months ended September 30, 2001, compared to 61.9% for the same period in the prior year.  The decline in gross margins for the three and six month periods was due primarily to under absorbed overhead resulting from lower sales volumes and increases in material and labor costs.

Selling and Marketing Expenses

Selling and marketing expenses were $6.7 million and $13.5 million for the three and six month periods ended September 30, 2001 compared to $6.7 million and $14.5 million for the same periods in the prior year.  As a percentage of net sales, selling and marketing expenses were 27.1% and 27.4% for the three and six month periods ended September 30, 2001 compared to 18.6% and 22.0% for the same periods in the prior year.  For the three month period ended September 30, 2001, selling and marketing expenses were unchanged in absolute terms from the same period in the prior year.  For the six months ended September 30, 2001 selling and marketing expenses decreased in absolute terms due primarily to the significant reductions in Exclaim’s operations from the same period in the prior year.  However, selling and marketing expenses increased as a percent of net sales for the three and six month periods ended September 30, 2001 due primarily to sales compensation being relatively fixed and increased advertising and promotional costs.

General and Administrative Expenses

General and administrative expenses were $9.5 million and $16.7 million for the three and six month periods ended September 30, 2001 compared to $8.3 million and $16.2 million for the same periods in the prior year.  Expressed as a percentage of net sales, general and administrative expenses were 38.4% and 33.9% for the three and six month periods ended September 30, 2001 compared to 22.9% and 24.6% for the same periods in the prior year.  General and administrative expenses increased in absolute terms and as a percentage of sales during the three months ended September 30, 2001 from the same period in the prior year due to a $1.2 million increase in bad debt expense and a $930,000 charge relating to severance costs of two former executive officers.  These increases were offset by the significant decrease in spending on the operations of Exclaim from the prior year.  The increase in general and administrative costs for the six months ended September 30, 2001, in absolute terms and as a percentage of sales, was due primarily to increased bad debt expense and severance costs associated with the terminations of the two former executive officers as well as the former Chairman and Chief Executive Officer.

Write-down of Internet business assets

During the six month period ended September 30, 2001 we had been developing a new e-commerce website to replace the existing thomaskinkade.com site. The new site was developed faster than anticipated and at significantly less cost than the original website and utilizing none of the original website’s software.  Accordingly, we launched the website in November 2001 and determined that as of September 30, 2001 the existing website had been significantly impaired and wrote-off the remaining net book value of $1.8 million. The $2.5 million write-down of Internet business assets in the three and six month periods ended September 30, 2000 related to the operations of Exclaim and the write-down of assets related to the Marketplace product which was abandoned in the prior year.

Wholesale Segment

Net sales to wholesale accounts include sales to our branded distribution channel, including independently owned Signature Galleries and Showcase dealers, other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from our e-commerce web-sites, thomaskinkade.com, howardbehrens.com and bullart.com.  Net sales to wholesale customers before intersegment eliminations decreased 31.6% to $24.6 million in the three months ended September 30, 2001 compared to $35.9 million in the same period in the prior year.  The decrease in net sales for this segment is believed to be primarily due to the current economic slowdown and the resulting impact of consumers deferring purchases with respect to luxury items.  Net sales to wholesale customers before intersegment eliminations for the six months ended September 30, 2001 were $48.9 million, down 24.9% from $64.9 million during the same period in the prior year.  Sales to Signature Galleries decreased 33.6% to $12.5 million in the three months ended September 30, 2001 from $18.9 million in the same period in the prior year due to the current economic slowdown despite an increase in the number of Signature Galleries to 343 as of September 30, 2001 from 337 as of September 30, 2000.

Operating loss for the wholesale segment before intersegment eliminations in the three months ended September 30, 2001 was $4.9 million, down 146.9% from an operating income of $10.5 million in the same period in the prior year.  Operating margin for the wholesale segment before intersegment eliminations was negative 20.1% in the three months ended September 30, 2001, compared to positive 29.3% in the same period in the prior year.  Operating loss for the wholesale segment before intersegment eliminations in the six months ended September 30, 2001 was $5.9 million, down 134.1% from an operating income of $17.3 million in the same period in the prior year.  Operating margin for the wholesale segment before intersegment eliminations was negative 12.0% in the six months ended September 30, 2001, compared to positive 26.6% in the same period in the prior year.  The decline in operating income for the three and six month periods was due to lower sales and gross margins and increased expenses related to the write-off of the original thomaskinkade.com website, increased bad debt expenses and severance costs related to terminations of executive officers.

Retail Segment

Net sales for the retail segment consist of sales by company owned retail stores.  Our retail segment purchases products from our wholesale segment at the same price as external wholesale customers.  Net sales for the retail segment decreased 32.1% to $389,000 in the three months ended September 30, 2001 compared to $573,000 in the same period in the prior year.  Net sales for the retail segment decreased 39.6% to $832,000 in the six months ended September 30, 2001 compared to $1.4 million in the same period in the prior year.  The decrease in net sales was primarily due to the current economic slowdown and the resulting impact on consumers deferring purchases with respect to luxury items.  The decrease was further impacted by the sale of two company owned Thomas Kinkade Stores to Signature Gallery owners since June 30, 2000.  There were two Thomas Kinkade Stores and one Howard Behrens Studio Gallery as of September 30, 2001 compared to three Thomas Kinkade Stores as of September 30, 2000.  In connection with the sales of company owned Thomas Kinkade Stores to Signature Gallery owners we recognized $44,000 and $103,000 in gains on sales of company owned stores during the three and six months ended September 30, 2001.  The gain recognition was based on the cost recovery method.  Due to the continued uncertainty of the collectibility of the notes receivable in their entirety, we have reported the net of the notes receivable and deferred gains as other assets at September 30, 2001.

Operating losses for the retail segment decreased 71.7% to $191,000 in the three months ended September 30, 2001 compared to $676,000 in the same period in the prior year.  Operating losses decreased 64.1% to $473,000 in the six months ended September 30, 2001 compared to $1.3 million in the same period in the prior year.  The decrease in operating losses was primarily due to the sale of stores to independent Signature Gallery owners which has allowed us to eliminate all non-store personnel.

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

Net sales in the ASP segment for the three months ended September 30, 2001 and 2000 were immaterial to Exclaim and on a consolidated basis.  Net sales in the ASP segment consist of subscription fees paid by retailers for access to Storefront, a web-based gift store and gallery management system.  Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing.

Operating losses for the ASP segment were $574,000 during the three months ended September 30, 2001, down 88.9% from $5.2 million for the same period in the prior year.  Operating losses for the ASP segment were $1.3 million during the six months ended September 30, 2001, down 85.7% from $8.9 million for the same period in the prior year.  The decrease in operating losses is due to the significant reduction in Exclaim's operations since the prior year.

Interest Income (Expense)

Net interest income was $169,000 for the three months ended September 30, 2001 compared to net interest expense of $52,000 for the same period in the prior year.  For the six months ended September 30, 2001, net interest income was $164,000 compared to net interest expense of $6,000 for the same period in the prior year.  The increase in interest income was due to increased interest payments received on notes receivable offset by increased borrowings on our line-of-credit.

Provision for (Benefit from) Income Tax

The benefit from income taxes was $2.0 million and $2.8 million for the three and six months ended September 30, 2001, compared to a provision for income taxes of $1.7 million and $2.8 million for the same periods in the prior year.  Our effective income tax rate for the three and six month periods ended September 30, 2001 and 2000 was 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds during the six months ended September 30, 2001 has been from borrowings against our line-of-credit.  Our working capital as of September 30, 2001 was $44.1 million, compared to $57.3 million as of March 31, 2001.

Net cash used in operations during the six months ended September 30, 2001 was $3.2 million consisting primarily of a net loss of $4.7 million adjusted for non-cash items including depreciation of $2.8 million and the write-off of the remaining cost of the original thomaskinkade.com website of $1.8 million and changes in assets and liabilities including a decrease in accounts payable of $4.5 million, a decrease in inventory of $3.5 million and an increase in income taxes receivable of $2.5 million.  Accounts payable decreased due to the timing and amounts of vendor payments during the quarter including the decrease in payables related to construction of our new campus facility as the project has been nearing completion.  Inventory decreased due to improvements in our inventory management policies and procedures.  Income taxes receivable have increased due to the increased operating losses we have realized, enabling us to claim refunds of taxes previously paid.  Net cash used in operations during the six months ended September 30, 2000 was $3.5 million consisting primarily of net income of $4.7 million adjusted for non-cash items including depreciation of $3.1 million and a loss from the write-down of Exclaim assets of $2.5 million and changes in assets and liabilities including an increase of $9.3 million in accounts receivable and an increase of $2.7 million in inventory.

Net cash used in investing activities was $11.1 million during the six months ended September 30, 2001 and primarily related to capital expenditures for leasehold improvements on our new campus facility in Morgan Hill, California.  Net cash used in investing activities was $1.2 million during the six months ended September 30, 2000 and primarily related to investment in Internet related technologies and capital expenditures for property and equipment.

We anticipate that total capital expenditures in fiscal 2002 will be approximately $17 million, and will relate to building design and engineering costs and leasehold improvements in connection with the development of our leased property in Morgan Hill, California, as well as continued manufacturing, infrastructure and management information systems upgrades.  We believe we have adequate liquidity to meet our capital expenditure needs.

Cash provided by financing activities was $10.0 million during the six months ended September 30, 2001 and was primarily from borrowings on our line-of-credit.  There was no net cash from financing activities during the six months ended September 30, 2000.

We have a secured bank line-of-credit facility that bears interest at either the bank's current reference rate plus 0.25% or the effective LIBOR rate plus 1.75%, at our discretion.  Outstanding borrowings under this credit facility totaled $10 million as of September 30, 2001.  The total amount available to borrow under the line-of-credit was $20 million as of September 30, 2001.  The credit facility terminates on November 30, 2001 and we are currently in negotiations with the bank regarding a new line-of-credit facility.  We believe we will be able to complete the new line-of-credit by the termination of our existing credit facility at reasonable terms.

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

•              Changes in discretionary consumer spending,

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and borrowings.  We do not use derivative financial instruments in our investment portfolio and our investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  We did not have short-term investments as of September 30, 2001 and March 31, 2001.  We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results from operations or cash flows for our variable rate cash and cash equivalents and borrowings.  We do not expect any material loss with respect to our investment portfolio.  All sales are denominated in U.S. dollars.  As only a small amount of foreign bills are paid in currencies other than the U.S. dollar, our foreign exchange risk is considered immaterial to our consolidated financial position, results of operations or cash flows.  The table below presents principal amounts and related weighted average interest rates for our investment portfolio and debt obligations.

	September 30,	March 31,
	2001	2000
Assets:
Cash cash equivalents	$821	$5,136
Average interest rate	1.2%	4.9%
Liabilities:
Bank line-of-credit	$10,000	$ ---
Interest rate (bank reference rate plus 0.25%)	6.3%	8.3%
Capital lease obligation	$645	$693
Fixed interest rate	10.2%	10.2%
Convertible note payable to related party	$1,200	$1,200
Fixed interest rate	8.0%	8.0%

PART II - Other Information

 Item 1: Legal Proceedings

On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the California statutory laws pertaining to franchises.  The allegations of the complaint have been denied by the Company and the matter is being defended.  Trial is scheduled for November 20, 2001. A pre-trial settlement conference has been set for November 19, 2001. There can be no assurance that the outcome of this case will not have a material adverse effect on the Company.

On March 9, 2001, a complaint for declaratory relief was filed in Santa Clara County Superior Court against Mr. Kinkade, the Company and others by George and Ester Goff related to paintings created by Mr. Kinkade under a pseudonym or “brush name.”  The Company subsequently filed a complaint in the United States District Court for the Northern California District of California against Mr. Goff alleging copyright infringement related to the same paintings.  The cases have been settled with no significant impact on the Company’s financial position, results of operations and cash flows.

Item 2: Changes in Securities  -  Not Applicable

Item 3: Defaults upon Senior Securities  -  None

Item 4: Submission of Matters to a Vote of Security Holders  -  Not Applicable

Item 5: Other Information - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)           Exhibit 10.47 - Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 28, 2001.

(b)           Exhibit 10.48 - Employment Agreement entered into between the Company and Anthony D. Thomopoulos, dated as of June 19, 2001.

(c)           Reports on Form 8-K - none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA ARTS GROUP, INC. (Registrant)

By /s/ Anthony D. Thomopoulos
Anthony D. Thomopoulos
Chairman and Interim
Chief Executive Officer
(Principal Executive Officer)

By /s/ Herbert D. Montgomery
Herbert D. Montgomery
Senior Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

By /s/ Michael J. Catelani
Michael J. Catelani
Vice President of Finance
(Principal Accounting Officer)

Date: November 14, 2001

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

10.47	Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 28, 2001.

10.48*	Employment Agreement entered into between the Company and Anthony D. Thomopoulos, dated as of June 19, 2001.

*  Represents a managment contract or compensation plan or arrangement.