Form 10-K405/A
period 2001-03-31
MEDIA ARTS GROUP INC
filed 2002-01-28
CIK 924645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A NO. 2

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

EXPLANATORY NOTE

        The registrant amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2001, filed with the Securities and Exchange Commission ("SEC") on June 29, 2001, as amended by Amendment No. 1 to the registrant's Annual Report on Form 10-K, filed with the SEC on July 30, 2001, by amending and supplementing the following Item: Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The table below shows the number of shares of Common Stock beneficially owned as of December 14, 2001 by:

  •
  each nominee for director and each director;
  •
  the executive officers named in the Summary Compensation Table;
  •
  all current directors and executive officers as a group; and
  •
  all persons known to us to be the beneficial owners of 5% or more of our Common Stock, if any.

        Except as otherwise indicated below, the persons listed below have advised Media Arts that they have sole voting and investment power with respect to the securities shown as owned by them. On December 14, 2001, there were 13,219,767 shares of our Common Stock outstanding.

Name of Beneficial Owners and Addresses(1)	Number of Shares Owned(2)		Right to Acquire(3)		Total Amount and Nature of Beneficial Ownership(4)	Percentage of Outstanding Shares
Thomas Kinkade	3,767,276	(5)	1,100,000		4,867,276	35.2%
Kenneth E. Raasch	2,771,691	(6)	170,681	(7)	2,942,372	22.0%
Richard F. Barnett	144,775	(8)	—		144,775	1.1%
Anthony D. Thomopoulos	1,000		10,000		11,000	*
John R. Lackner	2,000		104,415		106,415	*
Michael J. Catelani	2,000		29,582		31,582	*
Herbert D. Montgomery	2,000		10,000		12,000	*
Eric Halvorson	5,000		5,000		10,000	*
Moe Grzelakowski	—		5,000		5,000	*
C. Joseph LaBonte	—		5,000		5,000	*
Donald Potter	—		5,000		5,000	*
All current directors and executive officers as a group (11 persons)	3,775,276		1,183,250		4,958,526	37.51%

*
Less than one (1) percent.
(1)
All addresses are 900 Lightpost Way, Morgan Hill, California 95037.
(2)
Excludes shares that may be acquired through stock option exercises.
(3)
Shares that can be acquired through the exercise of stock options or any other rights within sixty (60) days from the Record Date, which was December 14, 2001.
(4)
Beneficial ownership is determined according to the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to (a) securities actually owned and/or (b) shares of Common Stock acquired through the exercise of stock options or any other right within sixty (60) days from the Record Date, which is December 14, 2001.
(5)
The shares owned by Mr. Kinkade are jointly held in the names of Mr. Thomas Kinkade and Mrs. Nanette Kinkade.
(6)
The shares owned by Mr. Raasch are held by Mr. Kenneth E. Raasch and Mrs. Linda L. Raasch, as Trustees of the Raasch Family Trust, May 18, 1993.
(7)
Includes 165,517 shares of Common Stock which may be acquired upon the conversion of a $1,200,000 promissory note issued to Linda L. Raasch, the wife of Mr. Raasch, on June 30, 1995. Also includes 5,164 shares of Common Stock subject to options held by Mr. Raasch.
(8)
The shares owned by Mr. Barnett are held by Mr. Richard F. Barnett and Mrs. Loretta K. Barnett, as Trustees of the Barnett Family Trust.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the registrant's Annual Report on Form 10-K report to be signed on January 24, 2002 on its behalf by the undersigned, thereunto duly authorized.

Media Arts Group, Inc.

/s/ HERBERT D. MONTGOMERY Herbert D. Montgomery Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron Ford and Herbert D. Montgomery, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, to sign (i) any and all amendments (including post-effective amendments) to this Amendment No. 2 to the Annual Report on Form 10-K and (ii) any subsequent amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RON FORD Ron Ford	Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2002
/s/ HERBERT D. MONTGOMERY Herbert D. Montgomery	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 24, 2002
/s/ ANTHONY D. THOMOPOULOS Anthony D. Thomopoulos	Chairman of the Board of Directors	January 24, 2002
/s/ MOE GRZELAKOWSKI Moe Grzelakowski	Director	January 24, 2002
/s/ ERIC HALVORSON Eric Halvorson	Director	January 24, 2002
/s/ THOMAS KINKADE Thomas Kinkade	Director	January 24, 2002
/s/ C. JOSEPH LABONTE C. Joseph Labonte	Director	January 24, 2002
/s/ DONALD POTTER Donald Potter	Director	January 24, 2002
/s/ RICHARD STEARNS Richard Stearns	Director	January 24, 2002

QuickLinks

PART III
SIGNATURES
POWER OF ATTORNEY