Form 10-KT
period 2002-01-24
MEDIA ARTS GROUP INC
filed 2002-04-24
CIK 924645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2001 to December 31, 2001

Commission File number 0-24294

Media Arts Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0354419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Lightpost Way	95037
Morgan Hill, California	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (408) 201-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value

(Title of class)

Securities registered pursuant to section 12(g) of the Act: None

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

                The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 19, 2002, as reported on the New York Stock Exchange was approximately $20,260,000 Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                The number of shares of the registrant’s $0.01 par value Common Stock outstanding on April 17, 2002, was 13,534,163.

                Part III incorporates by reference from the definitive proxy statement for the registrant’s 2002 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

PART I

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties.  The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to differ materially from those implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither any other person nor the Company assumes responsibility for the accuracy and completeness of such statements.  Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 6 of this document.

Item 1.  Business

Overview

Media Arts Group, Inc. is the leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products based upon artwork by Thomas Kinkade.  Primary products include canvas lithographs that feature Thomas Kinkade’s unique use of light and his peaceful and inspiring themes.  The Company believes that the Thomas Kinkade lifestyle brand appeals to a wide range of consumers because its message celebrates home, family, nature and traditions and its products help to create positive environments in which to live and work. The Company serves a broad consumer base by offering products at a variety of price points, managing distribution through branded distribution channels of independently owned and operated Thomas Kinkade Signature Galleries™ and Showcase Galleries.  The Company has also developed strategic marketing relationships with companies such as Hallmark Cards, Inc. and QVC, Inc. with gift print products generally designed to sell at retail price points ranging from $50 to $300 and between $900 and $10,000 for limited edition paper and canvas lithographs.  Products are primarily distributed through an extensive distribution network including 344 Signature Galleries, approximately 361 Showcase Galleries, 3 Company owned retail stores and approximately 4,000 other independent gift and collectible retailers.  This broad distribution network has enabled the development of Thomas Kinkade into a leading art-based brand.

In April 1999, the Company made the strategic decision to eliminate ownership in the Company owned Thomas Kinkade Stores and focus on the development of branded distribution through independent dealers.  Since that time, ownership in 30 Company owned Thomas Kinkade Stores was transferred to existing and new Signature Gallery dealers.

The Company has developed a “pull” marketing strategy, which is a fundamental shift toward advertising and marketing campaigns designed to increase consumer traffic at authorized dealer locations.  The Company is completing its restructuring of the organization to focus its resources exclusively on the Thomas Kinkade brand.  The Company is committed to providing consistent quality, on-time delivery and marketing support to dealers.

In December 2001, the Company made the strategic decision to discontinue the sales, distribution and marketing of art products of the three artists that the Company represented other than Thomas Kinkade.  The decision was based primarily on the general down-turn in the economy and the Company’s refocus on, and investment of development resources into, the Thomas Kinkade brand.  The Company has restructured its relationship with two of the artists such that the artists will have access to certain of the Company’s distribution channels and other limited support, which will permit existing dealers of their products to purchase products directly from the artists.  The Company does not plan to license any more Masters of Light galleries  (i.e., those galleries devoted exclusively to the sale of works of the three artists) and will encourage the Masters of Light gallery owners to offer products from not only the three artists but also those from Thomas Kinkade and other artists.

Products

The Company’s current product offerings include framed and unframed limited edition reproductions of original artwork produced by Thomas Kinkade, as well as books, stationery items and other home accessories and gift products that feature Mr. Kinkade’s unique use of light and his peaceful, warm and inspiring themes.  The following paragraphs describe the Company’s product categories and creative process.

Product Categories.  Art based products are generally categorized as limited or open editions.  Limited editions are high quality canvas and paper lithographs produced in limited quantities, each of which is accompanied by a certificate of authenticity stating the size of the edition and the number of the print.  Open editions are products that are produced in unlimited quantities and sold indefinitely.  For the nine-month period ended December 31, 2001, limited editions and open editions represented 25.7% and 34.7% of the Company’s net sales, respectively.

Creative Process.  The majority of offered products are based on the artwork of Thomas Kinkade, a winner of multiple awards from the National Association of Limited Edition Dealers, including Artist of the Year and Graphic Artist of the Year.  Mr. Kinkade paints in his Northern California studio and on location while traveling.  Mr. Kinkade is known for his unique use of light and the manner in which his paintings reflect changes in the intensity of the ambient lighting and provide a warm and inviting lifestyle message to the customer.

The Company and Mr. Kinkade operate under a licensing agreement dated December 3, 1997 (the “License”).  Under the terms of the License,  Mr. Kinkade is contractually obligated to provide 150 paintings during the 15 year period commencing December 3, 1997, with at least 10 paintings to be delivered during each of the first five years.  The Company also has perpetual and exclusive rights to produce and sell additional products based on a previously existing library of over 170 Thomas Kinkade images.  The License also grants the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade’s artwork in any form and the right to use the name and likeness of Mr. Kinkade in promoting the sale of our products and development of any brand name associated with Mr. Kinkade.  The Company’s product development department collaborates with Mr. Kinkade, dealers, the sales department and strategic business partners to create and develop new products.  Proposed new products are tested and pre-marketed prior to product introductions.

Distribution

The Company’s products are distributed through 344 independent Thomas Kinkade Signature Galleries, approximately 361 Showcase Galleries,  3 Company owned stores and a network of approximately 4,000 other independent art dealers.  The Company has also developed strategic marketing relationships with partners such as Hallmark and QVC. The Company seeks to strengthen its existing art based brands and increase sales by expanding the network of branded and other independent galleries, expanding distribution through strategic business relationships and expanding its popular licensed products.

Thomas Kinkade Signature Galleries.  The independently owned, licensed Thomas Kinkade Signature Galleries and the Company owned Thomas Kinkade Stores provide warm and inviting environments that convey Thomas Kinkade’s lifestyle message and display Thomas Kinkade reproductions and other products as they might appear in a customer’s home.  In 1996, the Signature Gallery program was initiated in order to develop a network of stores owned and operated by individual entrepreneurs selling only Thomas Kinkade products.  The Company believes that the Signature Gallery program avails itself of regional knowledge of local Signature Gallery owners to strengthen the Thomas Kinkade brand and broaden the distribution network, with limited investment.  In the year ended March 31, 2000, the Company began to expand Signature Galleries into international markets. At December 31, 2001 there were three Signature Galleries operating in Europe (two in England and one in Scotland) and one in Canada.  As of December 31, 2001, 344 Signature Galleries were in operation worldwide, representing approximately $43.6 million in revenue for the nine-month period ended December 31, 2001.  The Company intends to continue expansion of the Signature Gallery program into communities not served by the Company’s dealer network.

Prospective Signature Gallery owners must submit a comprehensive business plan and satisfy certain financial criteria including minimum start-up capital and net worth requirements in order to qualify.  Signature Gallery owners agree to display a broad collection of Thomas Kinkade images.  Through the qualification and selection process, the Company attempts to select dealers with the highest probability of long term success. Signature Gallery owners have the opportunity to attend comprehensive training programs at the Company and have limited use of the Thomas Kinkade name.  Signature Galleries also have the right to receive automatic shipment of each new limited edition release and have rights to purchase certain exclusive limited edition inventory.  In addition, Signature Galleries have the opportunity to participate in exclusive promotional events.

During the year ended March 31, 2000, the Company made the strategic decision to cease direct ownership and operation of Company owned Thomas Kinkade Stores, in favor of increasing the focus on Signature Gallery expansion.  As of December 31, 2001, only two Company owned Thomas Kinkade stores and one other Company owned store were in operation.

Other Independent Dealers.  Our products are also sold to approximately 4,000 other independent dealers, including independent gift and collectible retailers, art galleries and frame stores located principally in the United States and, to a lesser extent, in Canada.  Dealers are separated into five dealer levels, with each level operating under different criteria.  Dealer levels range from Open Edition Accounts, which are authorized to purchase only open edition products and can be opened with an initial minimum purchase of $500, to Showcase Dealers, which are stores-within-stores, that are committed to purchase a minimum of $30,000 annually in limited edition canvas and paper products.  Dealers can be elevated to a higher dealer level by increasing sales of Kinkade products.  Likewise, dealers who do not meet annual revenue targets may be positioned at a lower dealer level.  As of December 31, 2001, there were approximately 361 Showcase Dealers, 593 Premier Dealers, 528 Certified Dealers, 750 Authorized Dealers and 1,900 Open Edition Accounts.

Strategic Business Relationships

The Company has entered into agreements with leading consumer marketing companies to build brand awareness, generate additional sales by reaching a larger audience of consumers and leverage the expertise of these companies in sales and marketing, manufacturing and distribution.  For example, the Thomas Kinkade brand has received substantial publicity under a strategic licensing agreement with Sparrow Records, a division of EMI Christian Music Group, which is a member of EMI Recorded Music, through the production, marketing and distribution of a music CD entitled Music of Light. Thomas Kinkade brand products are also sold through direct marketing on QVC and through direct mail catalogs.  Paper lithographs, open edition gift prints and other home accessory and gift products were featured on QVC shows generating retail sales for QVC in excess of $10 million in the nine month period ended December 31, 2001.  The Company intends to continue to develop strategic business relationships with leading consumer marketing companies throughout the world.

Also, the investment in advertising and marketing of licensed Thomas Kinkade product by licensees of our products enhances the brand's overall reach. In 2001, licensees that have conducted external advertising and marketing of Thomas Kinkade products include The Bradford Exchange and Teleflora. The Company intends to continue to develop strategic relationships with licensees that will undertake such advertising and marketing campaigns.

Sales and Marketing

The Company’s sales and marketing activities include an in-house sales force that sells to and services dealer accounts and provides training assistance for in-house and retail dealer sales personnel, marketing and promotional programs and a consumer-oriented Thomas Kinkade Collectors’ Society, each of which is described below.

In early 2002, the Company completed a reorganization of its sales, marketing and product development areas designed to focus attention on existing profitable products and markets, while at the same time improve customer service, assist individual dealers with promotion and create an effective marketing strategy through improved media campaigns designed to increase customer traffic into authorized dealers.

The Company intends to expand its product-appropriate distribution concept (i.e., certain products will not be available in all channels).  This will serve to better differentiate between the Company’s market channels and target specific products for specific markets.  Strategically, the Company will continue to build the Signature Galleries as the flagships of the Thomas Kinkade brand.

Expansion of markets will be pursued by the sales organization, with emphasis on expansion of distribution channels within North America, and, to a limited extent, in Western Europe.

As part of its corporate citizen mission, during the past year, the Company developed and strengthened key strategic relationships with charitable organizations. None were more significant than its relationship with The Salvation Army.  Two prints generated charitable contributions nearing $2 million for The Salvation Army.  The charity recognized Thomas Kinkade for his efforts, by naming him the honorary chairman of The Salvation Army’s Annual Kettle Drive.

In-House Sales Force.  After the reorganization of the in-house sales force, it consists of a Vice President supported by two Regional Sales Managers, ten District Sales Managers, a Director of Sales Operations, ten Signature Gallery Relationship Managers, one Director of Gallery Development, one Director of Inside Sales and one Key Account Manager.  The sales force is generally compensated on a salary plus commission basis.  Many of these sales personnel are experienced in the fine art, gift and collectibles and direct sales industries.  District Sales Managers make regular visits to all authorized dealers, and visit potential new dealers.  In-house sales and customer support personnel provide ongoing on-site and customer service support to gallery owners.

As part of the reorganization of the Company’s sales and marketing organizations, the Company closed its Retail Development Team’s operations in Monterey, California.  The team had been responsible for expansion and training of the Signature Gallery distribution channel.  The team’s functions will be integrated into the Company’s sales organization.  Exclusive consultative sales personnel will work with individual Signature Galleries to provide training programs and product support for gallery owners.  The Company’s prior training program, Thomas Kinkade University, was closed in 2001.

Marketing Programs.  The Company designs and sells promotional materials, including postcards, catalogs and videotapes, to Signature Galleries and independent dealers to enhance direct marketing to consumers.  In addition, a print advertising allowance program is available to Signature Galleries on a co-operative basis.  Signature Galleries and other high level independent dealers may also participate in regional events (including artist appearances) organized by the Company. Advertising is also funded by the Company’s strategic business partners, such as exclusive shows on QVC.

Thomas Kinkade Collectors’ Society.  The Company sponsors and operates a collectors club for consumers of Thomas Kinkade products.  As of December  31, 2001, the Thomas Kinkade Collectors’ Society had approximately 26,900 members, with an annual membership fee of $50.  Membership in the Society includes quarterly newsletters and current information about Mr. Kinkade’s artwork, including upcoming releases and events, as well as the opportunity to purchase “Member Only” product offerings.

Manufacturing and Production

Canvas lithographs are manufactured, assembled, warehoused and shipped from the Company’s production facility in Morgan Hill, California.  Most three-dimensional products and gift items, as well as paper lithographs and giclee prints, are manufactured by third parties under separate manufacturing or licensing arrangements.

The Company’s proprietary manufacturing process for a canvas lithograph begins with an original painting. The painting is photographed and a transparency is created and approved by the artist. The Company’s artistic team develops a paper lithograph that represents the exact image of the original painting.  The paper lithographs are then printed and sent to the manufacturing facility, where they are sent through a double authentication signing process, inspected, transferred to canvas and hand-highlighted.  The manufacturing cycle takes approximately four days to complete.   Finished canvas lithographs are shipped either framed or unframed, in accordance with customer order specifications.  Third party vendors supply the frames, paper, canvas, paint and other raw materials and components used in the canvas lithograph production process.

The Company is committed to assuring that products meet rigid quality standards and continually evaluates its manufacturing processes and supplier relations to maintain quality control.  Systematic quality control procedures, including spot inspections and regular inspection check stations, are in place at various points in the manufacturing process.  In order to improve quality control, shorten production time and increase capacity, the Company may automate certain portions of the production process, invest in packaging, conveyance and MIS equipment, vertically integrate certain manufacturing processes and develop further improvements in the lithograph manufacturing process or outsource some or all of its processes.

Backlog

Because products are generally shipped within a short period after receipt of an order, the Company has a limited backlog of unfilled orders.  As a result, sales in any quarter are substantially dependent on orders booked and shipped in that quarter.

Employees

As of December 31, 2001, the Company employed 642 employees, including 407 in manufacturing and distribution, 143 in sales and marketing, 20 in retail sales and administration and 72 in corporate administration.   The Company believes that labor relations are satisfactory and has never experienced a work stoppage.  As of February 28, 2002, the Company employed 583 employees, including 353 in manufacturing and distribution, 138 in sales and marketing, 19 in retail sales and administration and 73 in corporate administration.

Risk Factors

Investing in the Company’s common stock involves a high degree of risk.  The risks described below are not the only ones facing the Company.  Additional risks not presently known to the Company or that the Company deems immaterial may also impair the Company’s business operations.  Any of the following risks could materially adversely affect the Company’s business, operating results and financial condition and could result in a complete loss of your investment.

The Company Faces Risks Related to Its Dependence on One Artist.  If the license agreement with Thomas Kinkade were terminated or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade’s services would have a material adverse effect on the Company’s business, operating results, financial position and cash flow.  Moreover, the available remedies in the event of a breach of the license agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract.  Upon any loss of Mr. Kinkade’s services, the Company may seek to expand the number of products based upon Mr. Kinkade’s then existing images, to the extent Mr. Kinkade has not terminated the Company’s rights thereto, and/or develop relationships with other artists and offer products based upon their work. In addition, the Company is highly dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade.  Any decline in sales of such products in existing markets or any failure of such products to gain consumer acceptance in new market channels would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces Risks Associated with Expansion of Distribution Channels.  The Company’s strategy includes expansion of its distribution channels.  The ability to increase revenues will depend, in large part, upon the effectiveness of this implementation strategy and the market’s continued acceptance of Thomas Kinkade art.  The Company intends to direct capital and personnel resources toward enhancing retail support services to licensed gallery owners, improving manufacturing systems and streamlining systems and procedures.

The planned expansion of exclusive, branded galleries is dependent upon a number of factors, including the Company’s ability to locate suitable sites, identify appropriate owners and integrate them into the dealership network, as well as the ability of such owners to effectively promote and sell products.  The Company intends to establish galleries in certain geographic markets that may present competitive challenges that have not been experienced to date.  In addition, new stores may open in the proximity of existing galleries and dealers, which may reduce sales to existing locations. Furthermore, the laws of certain states may limit the Company’s ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in those states.  Failure of the Company to achieve planned expansion of exclusive, branded galleries or of the galleries to remain profitable could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.  There can be no assurance that the Company will be able to identify suitable owners for Signature Galleries’ planned expansion or that such owners will become effective distributors for our products.

The Company May Have Difficulty Effectively Managing Expansion.  The Company’s strategy for introducing new brands and products and expanding distribution channels could place a significant strain on management and operations.  The Company has recently hired a new Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President of Manufacturing and Vice President of Sales to meet the challenges of managing not only future growth, but also issues resulting from rapid growth over the past several years.

Expansion requires the need to address changing operational demands and to implement and develop systems and procedures to appropriately deal with those changes.  There can be no assurance that the increased demands will be anticipated. In addition, labor staffing may need to be increased or other efficiencies may need to be implemented in order to satisfy any significant future increase in product sales. The failure to increase operational and manufacturing capacity in a timely and effective manner, while maintaining rigid product quality and customer service standards, could result in a failure to meet demand on a timely basis.  The inability to increase manufacturing capacity would have a material adverse effect on the business and results of operations.  Failure to continue to upgrade operating and financial control systems and address operational inefficiencies, could have a material adverse effect on the Company and its results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth.  Moreover, in the event any overproduction results from expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectability of products, resulting in reduced demand for products, particularly, highly popular limited editions.  Any reductions in sales or margins resulting from a decrease in demand could have a material adverse effect on the Company’s business, financial position, operating results and cash flows.

The Company Faces Risks Related to Its Dependence upon Consumer Preferences.  Sales of existing and new products depend significantly upon continued consumer demand for the Thomas Kinkade brand and products.  Demand for products can be affected generally by consumer preferences, which are subject to frequent and unanticipated changes.  The Company is dependent upon the ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences.  Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower sales, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on the business and results of operations.  There can be no assurance that the current level of demand for products based upon Mr. Kinkade’s artwork will be sustained or grow. Any decline in the demand for such products or failure of demand to grow would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces Risks Related to Its Introduction of New Product Lines.  A significant element of the Company’s business strategy has been to expand the Thomas Kinkade brand into new product lines.  Historically, substantially all sales from Thomas Kinkade products were generated through sales of limited edition and open edition wall art products and through other home decorative accessories and gift products.  As new products are developed, there can be no assurance that these potentially new products can be successfully marketed or that any of the new product lines will gain market acceptance. The inability to market new products could result in lower than anticipated sales for such products and adversely affect the image and value of the Thomas Kinkade brand.

The Company Faces a Number of Risks Related to Product Sales Through Third Parties.  Retail product distribution, as well as communication with the end customer, is primarily conducted by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name.  The Company has entered into licensing agreements with Signature Gallery owners granting them limited use of the Thomas Kinkade name.  However, the failure of these dealers to properly represent the Company’s products could damage its reputation or the reputation of Thomas Kinkade and adversely affect the Company’s ability to build the Thomas Kinkade brand, resulting in a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company.  Although we conduct our business through an independently owned and operated dealer network, state business opportunity and franchise laws may impact our relationships with our dealers.  Certain of our dealers may sell products that may compete with our products.  While we encourage our dealers to focus on our products through market and support programs, these dealers may give greater superiority to products of competitors.  Some of our dealers may experience financial difficulties, which could adversely impact our collection of accounts receivables.  The Company regularly reviews the collectability and credit-worthiness of its dealers to determine an appropriate allowance for doubtful accounts.  The Company’s uncollectable accounts could exceed its current or future allowances.

The Company Faces Risks Due to Reliance on Third Parties.  The Company utilizes third parties to manufacture certain products and supply certain materials and components for use in the manufacturing processes.  Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity.  Most of the Company’s three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements.  The failure of any of these third party manufacturers to produce products that meet rigid specifications could result in lower sales or otherwise adversely affect consumer perceptions of company brands and products.  Poor consumer perception could have a material adverse effect on the business, consolidated financial position, operating results and cash flows.

In addition, third party vendors also supply the paper, canvas, paint and other raw materials and components used in the canvas lithograph production process.  The failure of any of these third party vendors to produce products that meet rigid specifications could result in lower sales or otherwise adversely affect consumer perceptions of the Kinkade brand and products.  The Company relies on third party vendors to supply frames for its limited edition and other wall art products.  Although the Company maintains relationships with several framing suppliers, in the past shortages from framing suppliers has been problematic.  Any significant shortage could lead to cancellations of customer orders or delays in placement of orders.  There can be no assurance that the Company will not encounter shortages in the future, and any prolonged shortage of paper, canvas, paint, frames or other materials could have a material adverse effect on the Company’s business, consolidated financial position, operating results and cash flows.

Changes in Economic Conditions and Consumer Spending Could Adversely Impact the Company’s Sales.  The home decorative accessories, collectibles and gift product industries are subject to cyclical variations.  Purchases of these products are discretionary for consumers and, therefore, such purchases tend to decline during periods of recession in the national or regional economies and may also decline at other times, and may be subject to seasonal cycles. The Company’s success depends, in part, upon a number of economic factors relating to discretionary consumer spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. In addition, the business is sensitive to consumer spending patterns and preferences.  Shifts in consumer discretionary spending away from home decorative accessories, collectibles or gift products, as well as general declines in consumer spending, could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

Critical Personnel May be Difficult to Attract, Assimilate and Retain.  The Company is dependent upon the efforts of executive officers and other key personnel, as well as its ability to continue to attract and retain qualified personnel in the future.  Key man insurance in the amount of approximately $40 million on the lives of certain key personnel, including Thomas Kinkade, is currently maintained by the Company.  The loss of certain executive officers and key personnel or inability to attract and retain qualified personnel in the future could have a material adverse effect on the business and results of operations.

Seasonality and Fluctuations in Operating Results.  The Company’s business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income.  The Company’s net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters.  The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

The Company’s quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

•         Change in demand for the art of Thomas Kinkade and the Company’s Thomas Kinkade products (including new product categories and series);

•         The Company’s ability to achieve its expansion plans;

•         The timing, mix and number of new product releases;

•         The continued successful implementation of the Signature Gallery program;

•         The successful entrance into new distribution channels, both foreign and domestic, and new retail concepts;

•         Expansion of new distribution domestically and abroad;

•         The Company’s ability to implement strategic business alliances;

•         The Company’s ability to hire and train new manufacturing, sales and administrative personnel;

•         Continued implementation of manufacturing efficiencies;

•         Timing of product deliveries; and

•         The ability to absorb other operating costs.

In addition, since a significant portion of the Company’s net sales are generated from orders received in the quarter, sales in any quarter are substantially dependent on orders booked in that quarter.  Results of operations may also fluctuate based on extraordinary events.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.  Fluctuations in operating results may also result in volatility in the price of the Company’s Common Stock.

The Company Faces Significant Competition.  The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive.  Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service.  The Company’s product line competes with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home décor stores.  The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies together with the lack of significant barriers to entry may result in increased competition.  The Company intends to expand exclusive branded galleries in new geographic markets and those galleries may encounter competitive challenges that have not been previously experienced.  Such competition could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.  Some competitors have better resources, including name recognition, capital resources, more diversified product offerings and broader distribution channels.  The Company’s success is highly dependent upon its ability to produce a wide variety of products with a broad range of customer appeal and provide ready consumer access to such products.

The Company Relies Heavily on Intellectually Property Rights.  The Company relies on a combination of contractual rights, trademarks, trade secrets, copyrights and patents to establish and protect proprietary rights in its products and brands.  Moreover, steps taken by the Company to protect its products and brand may not deter their misuse or theft.  The Company is aware of a number of unauthorized uses of its products and brand.  Litigation may be necessary to enforce and protect the Company’s intellectual property rights.  Such litigation could be expensive and divert management’s attention away from the operation of the business.

Pending or Future Litigation.  From time to time, the Company has been subject to litigation.  Where the Company can make a reasonable estimate of the liability relating to pending litigation, it records a related liability.  As additional information becomes available, the Company assesses the potential liability and revises estimates as appropriate.  However, because of uncertainties relating to litigation, the amount of the Company’s estimates may ultimately be different from the actual amount.  In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources.

The Company Has Liability on Certain Leases on Property Where It Is Not a Tenant.  The Company is a guarantor or assignor on facility leases for 21 of the previously Company owned stores sold to third parties.  If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company.  The Company has established a liability for rent for leases where there is evidence of default or potential default and the associated liability is probable and reasonably estimable.  Their can be no assurance that the Company will not ultimately incur obligations in excess of these estimates which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 2.  Properties

The Company’s manufacturing, distribution, sales and marketing, administration and executive offices are in three newly constructed leased campus facilities in Morgan Hill, California encompassing approximately 400,000 square feet.  As of December 31, 2001, the Company directly operated retail operations located in three leased sites in the United States ranging from 900 to 1,500 square feet, with an aggregate of approximately 4,000 square feet.  The Company believes that its existing facilities are adequate for its present and future needs.

Item 3.  Legal Proceedings

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.  In addition, from time to time, dealers assert claims against the Company arising out of their contracts and relationship with the Company in the form of letters and other forms of communication.  Currently, the Company does not believe that any of these legal proceedings or claims are material.

On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the California statutory laws pertaining to franchises.  In December 2001, the matter was settled with no material impact on the Company's financial position, results of operations and cash flows.

On March 9, 2001, a complaint for declaratory relief was filed in Santa Clara County Superior Court against Thomas Kinkade, the Company and others by George and Esther Goff.  The Company subsequently filed a complaint in the United States District Court for the Northern District of California against Mr. Goff.  On October 9, 2001, the cases were settled with no material impact on the Company's financial position, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholders’ Matters

The Company’s stock has been traded on the New York Stock Exchange since December 7, 1998 under the symbol MDA.  Previously, it had been traded on the Nasdaq National Market since the Company’s initial public offering on August 10, 1994 under the symbol ARTS.  The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company’s Common Stock as reported by the New York Stock Exchange:

Years ended March 31, and Nine-month period ended December 31,	High	Low
Year ended March 31, 2000
First Quarter	10.31	4.00
Second Quarter	6.50	4.31
Third Quarter	4.44	3.06
Fourth Quarter	9.00	3.69
Year ended March 31, 2001
First Quarter	6.69	3.88
Second Quarter	4.31	3.38
Third Quarter	5.31	3.38
Fourth Quarter	5.50	4.13
Nine-month period ended December 31, 2001
Three months ended June 30	4.30	2.47
Three months ended September 30	3.35	2.01
Three months ended December 31	3.60	1.95

As of December 31, 2001 there were approximately 477 holders of record of the Company’s Common Stock.

The Company has never paid cash dividends on its Common Stock.  The Company’s current intent is to retain earnings, if any, for use in the business and the Company does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

On January 24, 2002, the Company’s Board of Directors changed the fiscal year to a calendar year effective December 31, 2001. The selected financial data for the nine-month periods ended December 31, 2001 and the years ended March 31, 2001, 2000, and 1999 have been derived from the Company’s audited financial statements (except as where otherwise indicated).  The consolidated balance sheet data as of December 31, 2000 and the consolidated statement of operations data for the nine-month period ended December 31, 2000 are derived from the Company’s unaudited quarterly consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and the notes thereto included elsewhere in this annual report.

	Nine-months ended December 31,		Year ended March 31,
(In thousands, except per share and gallery data)	2001	2000	2001	2000	1999

Selected Statement of Operations Data:
Net sales	$80,894	$106,841	$132,091	$141,065	$129,204
Gross profit	34,456	64,935	76,436	87,918	84,261
Total operating expenses	52,962	47,243	62,753	64,805	55,033
Operating income (loss)	(18,506)	17,692	13,683	23,113	29,228
Income (loss) from continuing operations	(12,750)	11,111	8,904	14,150	18,352
Income from discontinued operations	1,869	—	—	—	—
Net income (loss)	(10,881)	11,111	8,904	14,150	18,352
Income (loss) from continuing operations per share (diluted) (1)	(0.97)	0.84	0.67	1.07	1.34
Income from discontinued operations per share (diluted)	0.15	—	—	—	—
Net income (loss) per share (diluted) (1)	(0.82)	0.84	0.67	1.07	1.34

Selected Operating Data:
Number of company owned Thomas Kinkade Stores	2	—	2	7	32
Number of other company owned stores	1	—	1	—	—
Number of independently owned Thomas Kinkade
Signature Galleries	344	358	357	297	169
Number of independently owned Masters of Light
Galleries	14	—	3	—	—

Selected Balance Sheet Data:
Cash and cash equivalents	$2,148	$8,438	$5,136	$5,544	$6,361
Working capital	39,969	65,187	57,294	47,367	41,785
Total assets	85,490	102,320	93,428	88,780	68,146
Long-term obligations	—	243	4,539	4,211	2,108
Stockholders' equity	64,798	77,690	75,589	66,408	51,791

(1)          See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing income (loss) per share.

Quarterly data for the nine-month period ended December 31, 2001 and for the year ended March 31, 2001 is presented under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change of Fiscal Year

On January 24, 2002, the Board of Directors of the Company changed the fiscal year to a calendar year effective December 31, 2001.

Financial data for the nine-month period ended December 31, 2001 and the years ended March 31, 2001, March 31, 2000, March 31, 1999 and March 31, 1998 have been derived from the Company’s audited financial statements.  Financial data for the nine-month period ended December 31, 2000 are derived from the Company’s unaudited quarterly consolidated financial statements.

Overview

Media Arts Group, Inc., founded in 1990, is the leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products primarily based upon artwork by Thomas Kinkade.  The Company operates in three market segments: wholesale, retail from three stores (for product testing purposes) and internet retail sales. During the nine-month period ended December 31, 2001, retail and internet retail sales were below 10% of the total net consolidated sales for the Company. Net sales in the wholesale market segment decreased 23.7 % from the nine-month period ended December 31, 2000 primarily due to the current general economic slowdown which began in the fourth quarter of calendar 2000 and impacted the Company’s sales throughout the nine-month period ended December 31, 2001.  In addition, net wholesale sales to the retail and internet segment decreased 34.1% from the nine-month period ended December 31, 2000 due to the same economic slowdown described above.

During the nine-month period ended December 31, 2001, the Company’s principal products included limited and open edition canvas and paper lithograph reproductions of the artwork of Thomas Kinkade, and other artists.  During the nine-month period ended December 31, 2001, canvas and paper lithograph sales accounted for 60.4% of the Company’s net sales.  The Company continues to expand the Thomas Kinkade product lines to include home decorative accessories, collectibles and gift products featuring the artwork of Thomas Kinkade.  In December 2001, the Company made the strategic decision to discontinue the sales, distribution and marketing of art products based on artists other than Thomas Kinkade.  The decision was based primarily on the general down-turn in the economy and the Company’s refocus on, and investment of development resources into, the Thomas Kinkade brand.  The Company notified the artists in January 2002 and has restructured its relationship with two of the artists such that the artists will have access to certain of the Company’s distribution channels and other limited support, which will permit existing dealers of their products to purchase products directly from the artists.  The Company does not plan to license any more Masters of Light galleries (i.e., those galleries devoted exclusively to the sale of works of the other artists) and will encourage the Masters of Light gallery owners to offer products from not only the three artists but also those of Thomas Kinkade and of other artists.

The Company is focused on expansion of controlled branded distribution, by distributing products through branded Thomas Kinkade Signature Galleries as well as other independent dealers.  In 1996, as part of the Company’s strategy of expanding branded distribution, the Company initiated the Thomas Kinkade Signature Gallery program.  The independently owned and operated galleries exclusively sell products based on the artwork of Thomas Kinkade.  During the nine-month period ended December 31, 2001, sales to Signature Galleries accounted for 53.9% of consolidated net sales, compared to 52.1% for the nine-month period ended December 31, 2000 and 52.6% in the year ended March 31, 2001, 47.1% in the year ended March 31, 2000 and 31.3% in the year ended March 31, 1999.  At December 31, 2001, there were 344 Signature Galleries in operation.

In 1993, the Company initiated the Company owned retail Thomas Kinkade Stores, which exclusively sell Thomas Kinkade products.  These stores accounted for 2.0% of consolidated net sales for the nine-month period ended December 31, 2001, compared to 2.3% for the nine-month period ended December 31, 2000, 2.1% for the year ended March 31, 2001, 11.9% for the year ended March 31, 2000 and 21.2% for the year ended March 31, 1999.  As part of the Company’s retail strategy, in April 1999 it announced its intention to de-emphasize these capital-intensive, Company owned stores and evaluate opportunities where Signature Gallery owners may purchase these stores.  During the year ended March 31, 2001, the Company transferred four of the remaining seven Company owned stores to Signature Gallery owners and closed one Company owned store.  The Company anticipates transferring one of the two Thomas Kinkade Stores during calendar 2002, and it currently plans on retaining the Company’s Northern California flagship store indefinitely.

The Company also markets its products through over 4,000 other independent dealer accounts organized into various incentive and commitment levels and through QVC, a cable television shopping network.  Additionally, the Company has established distribution alliances with major partners such as Avon, Hallmark and La-Z-Boy.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated income statement to net sales.

	Nine-months ended December 31,		Year ended March 31,
	2001	2000	2001	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4	39.2	42.1	37.7	34.8
Gross margin	42.6	60.8	57.9	62.3	65.2
Operating expenses:
Selling and marketing	25.3	20.1	22.5	25.0	25.7
General and administrative	37.8	21.7	23.1	20.9	16.9
Write-down of Internet business assets	2.4	2.4	1.9	—	—
Total operating expenses	65.5	44.2	47.5	45.9	42.6

Operating income (loss)	(22.9)	16.5	10.4	16.4	22.6
Interest income (expense)	0.3	(0.1)	—	—	0.4
Gain on sales of company owned store	0.1	—	0.3	—	—
Income (loss) before taxes	(22.5)	16.4	10.7	16.4	23.0
Provision for (benefit from) income taxes	(6.7)	6.1	4.0	6.4	8.8
Net income (loss) from continuing operations	(15.8)	10.3	6.7	10.0	14.2
Discontinued Operations — tax benefits from closure of subsidiary	(2.3)	—	—	—	—
Net income (loss)	(13.5)%	10.3%	6.7%	10.0%	14.2%

Net sales.  The Company’s net sales were $80.9 million for the nine-month period ended December 31, 2001, as compared with $106.8 million for the nine-month period ended December 31, 2000 and $132.1 million, $141.1 million and $129.2 million for the years ended March 31, 2001, 2000, and 1999, respectively.  The decrease in net sales for the nine-month period ended December 31, 2001 as compared with the nine-month period ended December 31, 2000 and for the years ended March 31, 2001, 2000 and 1999 was due primarily to the economic slowdown which began in the fourth quarter of calendar 2000.  The increase in net sales in the year ended March 31, 2000 compared to the year ended March 31, 1999 was primarily due to an increase in the number of independent dealers and increased revenue from licensing arrangements.

Gross profit.  Cost of sales consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

	Nine Months Ended December 31		Year Ended March 31,
	2001	2000	2001	2000	1999

Gross profit (in millions)	$34.5	$64.9	$76.4	$87.9	$84.3
Gross profit percent	42.6%	60.8%	57.9%	62.3%	65.2%

The decline in gross profit for the nine-month period ended December 31, 2001 as compared to the nine-month period ended December 31, 2000 was primarily due to lower sales levels in the nine-month period ended December 31, 2001 which resulted in manufacturing inefficiencies and unabsorbed overhead which were expensed as period costs.  Other factors which adversely impacted gross profit in the nine-month period ended December 31, 2001 were the increase in inventory reserves for slow-moving 3-D products of approximately $2.0 million, and the reserve created for the decline in value of inventories due to the discontinuance of three artists’ product lines of approximately $1.8 million. The decline in gross profit in the year ended March 31, 2001 compared to the year ended March 31, 2000 was primarily due to lower retail sales from the disposal of Company owned galleries, lower than anticipated wholesale revenues which resulted in unabsorbed overhead and changes to product mix. The decline in gross margin in the year ended March 31, 2000 compared to the year ended March 31, 1999 was primarily due to the loss of retail margin resulting from the transfer of 26 Company owned Thomas Kinkade Stores to Signature Gallery owners during the year ended March 31, 2000.

Selling and marketing expenses.  Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses.

	Nine Months Ended December 31		Year Ended March 31,
	2001	2000	2001	2000	1999

Selling and marketing (in millions)	$20.4	$21.5	$29.7	$35.3	$33.2
Percent of net sales	25.3%	20.1%	22.5%	25.0%	25.7%

Selling and marketing expenses decreased in the nine-month period ended December 31, 2001 as compared with the nine-month period ended December 31, 2000 due to reduced compensation and commission expenses resulting from lower sales volume in the period.

The increase in sales and marketing as a percentage of net sales in the nine-month period ended December 31, 2001 as compared with the nine-month period ended December 31, 2000 was primarily due to the lower sales volume in the period.

Selling and marketing expenses decreased in the year ended March 31, 2001 compared to the year ended March 31, 2000 primarily due to reduced compensation costs resulting from lower than anticipated wholesale sales.  Selling and marketing expenses increased in the year ended March 31, 2000 compared to the year ended March 31, 1999 primarily due to higher advertising and promotional costs related to enhanced retail support for the Company’s independent dealers and its Company owned stores.

The decrease in selling and marketing expenses as a percent of net sales in the year ended March 31, 2001 compared to the year ended March 31, 2000 was primarily due to reduced compensation costs resulting from lower than anticipated wholesale sales.  The decrease in selling and marketing expenses as a percent of net sales in the year ended March 31, 2000 compared to the year ended March 31, 1999 was primarily due to effective cost management of the significant portion of fixed selling and marketing costs.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and bonuses, rent expense and professional services such as legal and accounting fees.

	Nine-month period ended December 31		Year ended March 31,
	2001	2000	2001	2000	1999

General and administrative expenses (in millions)	$30.6	$23.2	$30.5	$29.5	$21.8
Percent of net sales	37.8%	21.7%	23.1%	20.9%	16.9%

General administrative expenses increased in the nine-month period ended December 31, 2001 as compared with the nine-month period ended December 31, 2000 due to the significant charges for severance pay for terminated employees of approximately $2.7 million, Morgan Hill relocation costs and executive recruiting fees of approximately $1.0 million and increased the allowance for doubtful accounts relating to accounts receivable and notes receivable by $7.8 million due to the current economic environment.

General and administrative expenses increased as a percentage of net sales in the nine-month period ended December 31, 2001 as compared with the nine-month period ended December 31, 2000 due to the lower sales volume and the charges explained above.

In the year ended March 31, 2001, general and administrative expenses remained relatively consistent with the year ended March 31, 2000 due to several offsetting factors including decreased expenses associated with the operation of Company owned retail stores, increased internet business operations, and costs of $1.8 million associated with the withdrawn proposal to acquire the Company.  In the year ended March 31, 2000, general and administrative expenses increased compared to the year ended March 31, 1999 due primarily to $5.7 million in new internet business expenses related to the operations of Exclaim and a non-recurring charge of  $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts.

General and administrative expenses increased as a percent of net sales in the year ended March 31, 2001 compared to the year ended March 31, 2000 due to the increase in Exclaim’s internet operations and with the withdrawn proposal to acquire the Company.  General and administrative expenses increased as a percent of net sales in the year ended March 31, 2000 compared to the year ended March 31, 1999 due to the significant amount of Exclaim’s general and administrative expenses and the non-recurring charge as compared to the increase in net sales.

Write-down of internet business assets.  In the nine-month period ended December 31, 2001, the Company incurred a charge of $2.0 million primarily related to the write-off of the remaining book value of the Company’s original thomaskinkade.com e-commerce website.  In the year ended March 31, 2001, the Company significantly reduced the funding of its Exclaim operations due to the significant cash requirements related to its software development activities and the inability to obtain outside sources of capital. Accordingly, the Company incurred a $2.5 million charge for the nine-month period ended December 31, 2000 and the year ended March 31, 2001 in connection with the write-down and discontinuance of assets related to Exclaim.

Wholesale segment.  Net sales to wholesale accounts include sales to the Company’s branded distribution channel, including independently owned Signature Galleries, Showcase dealers, the two Company owned Thomas Kinkade Stores and other independent dealers and strategic partners and revenue generated from licensing arrangements, as well as revenue generated from the Company’s e-commerce web-site, thomaskinkade.com.  Net sales to wholesale customers before intersegment eliminations decreased 23.7% to $80.4 million in the nine-month period ended December 31, 2001 as compared to $105.4 million for the nine-month period ended December 31, 2000. The decrease in net sales for this segment was due primarily to the economic slowdown that began in the fourth quarter of calendar 2000 and the reduction of the number of Signature Galleries to 344 at December 31, 2001 as compared to 358 at December 31, 2000. Net sales to Signature Galleries decreased by 21.8% to $43.6 million for the nine-month period ended December 31, 2001 as compared to $55.6 million for the nine-month period ended December 31, 2000.

Net sales to wholesale customers before intersegment eliminations decreased 2.1% to $130.3 million in the year ended March 31, 2001 compared to $133.1 million in the year ended March 31, 2000.  The decrease in net sales for this segment was primarily due to the general economic slowdown which began in the fourth quarter of calendar 2000 and impacted sales in the fourth quarter.  Net sales to Signature Galleries increased 4.7% to $69.4 million in the year ended March 31, 2001 from $66.3 million in the year ended March 31, 2000 due to an increase in the number of Signature Galleries to 357 as of March 31, 2001 from 297 as of March 31, 2000.

Net sales in the wholesale segment before intersegment eliminations of $133.1 million in the year ended March 31, 2000 reflected an increase of 13.8% compared to net sales of $116.9 million in the year ended March 31, 1999.  The increase in net sales for this segment was primarily due to the growth in the number of Signature Galleries to 297 at the end of the year ended March 31, 2000 compared to 169 at the end of the year ended March 31, 1999 and increased promotional activities and programs during the year ended March 31, 2000.  Sales to Signature Galleries increased 64.1% to $66.3 million in the year ended March 31, 2000 from $40.4 million in the year ended March 31, 1999.

Operating income (loss) for the Company’s wholesale segment before intersegment eliminations decreased by 151.1% to an operating loss of $14.4 million for the nine-month period ended December 31, 2001 compared to an operating profit of $28.2 for the nine-month period ended December 31, 2000. The decrease in operating income is primarily due to the lower sales volume and the related gross margins as well as the significant charges incurred in the nine-month period ended December 31, 2001 of $16.7 million, for severance pay, increases in inventory reserves for slow moving inventory, and increases in the bad debt reserves for uncollectable accounts and notes receivable.

Operating income for the Company’s wholesale segment before intersegment eliminations decreased 28.8% to $25.5 million in the year ended March 31, 2001 compared to $35.8 million in the year ended March 31, 2000 primarily due to lower than expected net sales and gross margins and $1.8 million in costs associated with the withdrawn proposal to acquire the Company.  Operating margin for the wholesale segment before intersegment eliminations decreased to 19.5% in the year ended March 31, 2001 from 26.9% in the year ended March 31, 2000 as a result of lower than expected sales volumes and gross margins and the costs in connection with the withdrawn proposal to acquire the Company.

Operating income for the Company’s wholesale segment before intersegment eliminations increased 7.8% to $35.8 million in the year ended March 31, 2000 compared to $33.2 million in the year ended March 31, 1999 primarily due to increased net sales offset by a non-recurring charge of $1.3 million for severance payments relating to cost reductions and certain settlement payments under key management contracts and increased advertising and promotional costs related to enhanced retail support for the Company’s independent dealers and its owned stores.  Operating margin for the wholesale segment before intersegment eliminations decreased to 26.9% in the year ended March 31, 2000 from 28.4% in the year ended March 31, 1999 as a result of the non-recurring charge and increased advertising and promotional costs as compared to the increase in net sales.

Retail segment.  Net sales of the retail segment consist of sales by the two Company owned retail Thomas Kinkade Stores and one other Company owned store.  The Company’s retail segment purchases products from the Company’s wholesale segment at the same price as external wholesale customers.  Net sales for the retail segment decreased by 36.0% to $1.6 million for the nine-month period ended December 31, 2001 compared to $2.5 million for the nine-month period ended December 31, 2000. The decrease in sales is primarily due to the economic slowdown that began in the fourth quarter of 2000.

Net sales for the retail segment decreased 83.2% to $2.8 million in the year ended March 31, 2001 compared to $16.8 million in the year ended March 31, 2000.  The decrease in net sales was due to the transfer of four Thomas Kinkade Stores to Signature Gallery owners and the closure of one Company owned store during the year ended March 31, 2001.  There were two Thomas Kinkade Stores and one other Company owned store at the end of the year ended March 31, 2001 compared to seven Company owned Thomas Kinkade Stores at the end of the year ended March 31, 2000.  The Company recognized $457,000 in gain on sales of Company owned stores in the year ended March 31, 2001.  The gain recognition was based on the cost recovery method.  Due to the continued uncertainty of the collectibility of the notes receivable in their entirety, the Company has reported the net of the notes receivable and deferred gains as other assets at March 31, 2001.

Retail segment net sales of $16.8 million in the year ended March 31, 2000 represents a decrease of 38.5% compared to $27.4 million in the year ended March 31, 1999.  The decrease in net sales was due primarily to the opening of one Company owned store and the subsequent transfer of 26 Company owned stores to Signature Gallery owners during the year ended March 31, 2000.  There were seven Company owned stores at the end of the year ended March 31, 2000 compared to 32 at the end of the year ended March 31, 1999.  The Company did not recognize any gains on the sales of Company owned stores in the year ended March 31, 2000 due to the significant notes receivable that have been taken.

Operating loss for the Company’s retail segment decreased by 8.3% to $1.1 million for the nine-month period ended December 31, 2001 as compared to an operating loss of $1.2 million for the nine-month period ended December 31, 2000.

Operating loss for the Company’s retail segment decreased 62.7% to $1.5 million in the year ended March 31, 2001 compared to $4.0 million in the year ended March 31, 2000.  This decrease in operating loss was due primarily to the sales of less profitable Company owned stores.

Operating loss for the Company’s retail segment increased 90.3% to $4.0 million in the year ended March 31, 2000 compared to $2.1 million in the year ended March 31, 1999.  This increase in operating loss was primarily due to the sale of more profitable stores, decreased sales and increased per store advertising and promotional activities.

Internet Application Service Provider segment.  The Company’s Internet Application Service Provider (“ASP”) segment consists solely of the operations of Exclaim, which supports a retail operating system, Storefront, which is used by independently owned Thomas Kinkade Signature Galleries.  Through the period ended September 30, 2000, Exclaim was also developing Marketplace, a vertical business-to-business trade community that would link buyers and sellers together to create supply chain efficiencies within the fine art, gift and collectibles, furniture and home décor industries.  In September 2000, the Company significantly reduced the funding of Exclaim’s operations and stopped development of the Marketplace product.  Accordingly, the Company incurred a $2.5 million charge in the nine-month period ended December 31, 2000 and the year ended March 31, 2001 in connection with the write-down of assets related to the Marketplace product.  In the nine-month period ended December 31, 2001, the Company ceased funding the Storefront system and closed the remaining operations of Exclaim.

Net sales in the ASP segment decreased 51.6% to $59,000 in the year ended March 31, 2001 compared to $122,000 in the year ended March 31, 2000.  The decrease in net sales was due primarily to Storefront license pricing changes.  Net sales for the ASP segment consist of subscription fees paid by retailers for access to Storefront, a web-based gift store and gallery management system.  Storefront is designed to assist gallery owners with inventory management, customer contact management and automated purchasing and point of sale processing.  In the fourth quarter of the year ended March 31, 2001, Exclaim’s operations consisted of continued support of the Storefront retail operating system that is used by a significant number of the Company’s Signature Galleries.  As of March 31, 2001, net sales of Storefront were made solely to Signature Galleries.  There were no ASP segment operations during the year ended March 31, 1999.

Operating losses for the ASP segment increased 58.1% to $10.8 million in the year ended March 31, 2001 compared to $6.9 million in the year ended March 31, 2000.  The increase in operating losses was primarily due to the $2.5 million write-down of Marketplace related assets as well as a significant expansion of product development operations of Exclaim in the first six months of the year ended March 31, 2001.  Operating expenses of the ASP segment consist primarily of salaries and consulting expenses related to the development of Exclaim’s products.  There were no ASP segment operations during the year ended March 31, 1999.

Discontinued Operations. In the year ended March 31, 1997, the Company discontinued a business segment and provided a tax reserve related to the losses incurred by the segment. In the nine-month period ended December 31, 2001, this reserve was released and recorded in a manner similar to the source of the loss in the year ended March 31, 1997.  Accordingly, the Company recorded a tax benefit of $1.9 million in the nine-month period ended December 31, 2001 representing the tax benefit from the closure of a subsidiary in September of 1996.

Interest income (expense).  Net interest income for the nine-month period ended December 31, 2001 was $259,000 as compared to a net expense of $55,000 for the nine-month period ended December 31, 2000. The increase in net interest income is primarily due to interest received from notes receivable from the sale of the Company’s owned stores that began in the year ended March 31, 2001.

Net interest income was $9,000 in the year ended March 31, 2001 compared to $3,000 and $504,000 in the year ended March 31, 2000 and 1999, respectively. The increase in net interest income in the year ended March 31, 2001 as compared to the year ended March 31, 2000 was due primarily to the higher average interest rate in the year ended March 31, 2001.   The decrease in net interest income in the year ended March 31, 2000 as compared to the year ended March 31, 1999 was primarily due to lower cash balances resulting from the continued funding of Exclaim.

Provision for (benefit from) income taxes.  The benefit from income taxes was $5.4 million for the nine-month period ended December 31, 2001 as compared with a provision of $6.5 million for the nine-month period ended December 31, 2000, and $5.2 million, $9.0 million and $11.4 million for the years ended March 31, 2001, 2000 and 1999, respectively. The Company’s effective income tax rate for the nine-month period ended December 31, 2001 was 30% compared to 37% for the nine-month period ended December 31, 2000 and 37.1%, 38.8%, and 38.3% for the years ended March 31, 2001, 2000, and 1999, respectively.

Liquidity and Capital Resources

The Company’s primary source of funds during the nine-month period ended December 31, 2001 has been from operating activities and the Company’s bank line-of-credit.  Working capital as of December 31, 2001 was $40.0 million, compared to $57.3 million as of March 31, 2001.

Net cash provided by operations was $9.5 million for the nine-month period ended December 31, 2001 as compared with $3.3 million for the nine-month period ended December 31, 2000 and $5.9 million,  $10.6 million and $1.8 million for the years ended March 31, 2001, 2000 and 1999, respectively.  Net cash provided by operations in the nine-month period ended December 31, 2001 consisted primarily of changes in assets and liabilities including: the decrease in accounts receivable of $5.2 million, the decrease in inventories of $9.7 million and the decrease in related party receivables, prepaid expenses and other assets of $374,000 and the increase in commissions payable, accrued compensation, accrued royalties, and other accrued expenses of $5.2 million. These were offset by the increase in income taxes receivable of $1.6 million, and the decrease in accounts payable and deferred compensation liability of $3.8 million. Net cash was utilized by operations to fund the net loss of $10.9 million as adjusted by non-cash items including: depreciation and amortization of $5.0 million, a loss from the write-down of Exclaim assets of $2.0 million, and amortization of stock based compensation of $27,000 offset by the gain recognized on Company owned stores of $103,000 and the increase in deferred income taxes of $1.8 million. The inventory decrease was due primarily to the increases in inventory reserves for slow moving and three-dimensional inventory and the increased shipments for the quarter ended December 31, 2001.  The decrease in accounts receivable was due to improved collections and increases in bad debt reserves. The decrease in accounts payable was due to the timing and amounts of vendor payments in the quarter ended December 31, 2001. The changes in income taxes receivable was primarily due to the operating losses in the nine-month period ended December 31, 2001 which will be carried back for refunds of prior taxes paid.

Net cash provided by operations for the nine-month period ended December 31, 2000 consisted primarily of net income of $11.1 million as adjusted by non-cash items including depreciation and amortization of $4.3 million, loss from the write-down of Exclaim assets of $2.5 million, off set by an increase of $1.9 million in deferred taxes and the changes in assets and liabilities including: a $869,000 increase in accounts payable, $211,000 increase in commissions payable, and a $2.7 million increase in income taxes payable and accrued liabilities offset by an increase in accounts receivable of $7.3 million, $5.6 million increase in inventories, $2.0 million increase in prepaid expenses and other assets, and a $1.7 million decrease in accrued compensation and other accrued expenses.

Net cash provided by operations in the year ended March 31, 2001 consisted primarily of net income of $8.9 million as adjusted by non-cash items including: depreciation of $5.9 million, loss from the write-down of Exclaim assets of $2.5 million, and the changes in assets and liabilities including: a $3.2 million decrease in accounts receivable and a $2.2 million increase in accounts payable, offset by a $5.9 million increase in inventories, a $4.3 million decrease in income taxes payable and a $2.4 million increase in income taxes receivable.  Inventory increased due primarily to seasonal increases, lower than expected wholesale sales and the addition of new artists.  The increase in accounts payable was due to the timing and amounts of vendor payments in the last quarter of the year ended March 31, 2001.  The decrease in accounts receivable was due primarily to lower sales in the year ended March 31, 2001.  The changes in income taxes payable and receivable were primarily due to overpayments of estimated taxes resulting from an unanticipated operating loss in the fourth quarter of the year ended March 31, 2001.

Net cash provided by operations for the year ended March 31, 2000 was $10.6 million, which consisted of net income adjusted by increases in accounts receivable, inventories and other assets, offset by increases in accounts payable and deferred compensation costs.  Accounts receivable increased in the year ended March 31, 2000 primarily as a result of the significant increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms.  The increase in inventories in the year ended March 31, 2000 was attributed to increased distribution and the purchase of full edition sizes of the new releases during the first half of the year, as well as an increase in product offerings, including new frame choices.  Other assets increased in the year ended March 31, 2000 due to notes receivable taken on the sale of 26 Company owned stores.  The increase in accounts payable was due to the timing and amounts of vendor payments in the last quarter of the year ended March 31, 2000.  The increase in deferred compensation costs was attributable to the increased amount of compensation deferred by deferred compensation plan participants during the year ended March 31, 2000.

Net cash provided by operations for the year ended March 31, 1999 was $1.8 million, which consisted of net income adjusted by increases in inventories, accounts receivable, deferred income taxes and prepaid expenses and other current assets, as well as decreases in accrued compensation costs.  The increase in inventories in the year ended March 31, 1999 was attributed to increased distribution and the increased number of Company owned stores.  Accounts receivable increased in the year ended March 31, 1999 due to the timing of releases during the fourth quarter of that year, and because of an increase in branded distribution, whereby Signature and Showcase customers receive preferential payment terms.  Prepaid expenses and other assets increased in the year ended March 31, 1999 due to an increase in prepaid promotional expenses.  The decrease in accrued compensation costs was attributed to the timing and amounts of compensation payments in the last quarter of the year ended March 31, 1999.

Net cash used in investing activities was $13.9 million for the nine-month period ended December 31, 2001, $394,000 for the nine-month period ended December 31, 2000, $6.3 million in the year-ended March 31, 2001, $11.7 million in the year-ended March 31, 2000, and $9.2 million in the year-ended March 31, 1999.

Net cash used in investing activities in the nine-month period ended December 31, 2001 related primarily to capital expenditures of  $12.8 million for leasehold improvements for the Morgan Hill facility, property and equipment, and computer hardware and software. Cash was also used in investing activities for the purchase of notes receivable of $1.6 million. These were partially offset by net cash generated by the sales, collections and related financing of galleries sold to Signature Gallery dealers and the decrease in cash surrender values of life insurance policies.

Net cash used in investing activities for the nine-month period ended December 31, 2000 related primarily to capital expenditures of $2.6 million, the purchase of a note receivable of $600,000, and the increase in the cash surrender value of life insurance of $65,000. These were offset by the receipt of $2.2 million in proceeds from the sale of galleries and $600,000 from the payments received for notes receivable.

Net cash used in investing activities in the year ended March 31, 2001 related primarily to capital expenditures of $7.8 million for leasehold improvements in progress on the new facilities in Morgan Hill, California, property and equipment and investment in Internet related technologies.  This was partially offset by net cash generated by the sales, collections and related financing of galleries sold to Signature Gallery dealers.

Net cash used in investing activities in the year ended March 31, 2000 consisted primarily of $12.7 million invested in the development of Exclaim’s Internet related products, the e-commerce website thomaskinkade.com and capital expenditures for property and equipment.

Net cash used in investing activities in the year ended March 31, 1999 consisted primarily of $8.0 million for the purchase of computer systems and software products, leasehold improvements for newly opened Thomas Kinkade Stores and property and equipment for manufacturing and fulfillment capacity.

Net cash provided by financing activities was $1.5 million in the nine-month period ended December 31, 2001 as compared with $36,000 for the nine-month period ended December 31, 2000 and $233,000 in the year ended March 31, 2000. Net cash used in financing activities was $42,000 in the year ended March 31, 2001 and $2.7 million in the year ended March 31, 1999.  Net cash provided by financing activities related to the borrowings under the bank line-of-credit of  $12.5 million offset by the repayments of $11.0 million, and the proceeds of $63,000 related to the exercise of options through the Company’s Common Stock and the issuance of Common Stock through the Company’s Employee Stock Purchase Plan. These were offset by the principal payments of $110,000 under a capital lease obligation.

Net cash provided by financing activities for the nine-month period ended December 31, 2000 related to amounts received from the sale of Common Stock, net of applicable expenses of $96,000 offset by $60,000 payments made under a capital lease obligation.

Net cash used in financing activities in the year ended March 31, 2001 related to payments of $210,000 under a capital lease obligation, offset by proceeds of $168,000 related to the exercise of options for the Company’s Common Stock and the issuance of Common Stock through its Employee Stock Purchase Plan.

Net cash provided by financing activities in the year ended March 31, 2000 related to proceeds of $751,000 generated from the issuance of Common Stock through the exercise of stock options offset by the expenditure of $518,000 for the purchase of 74,300 shares of the Company’s Common Stock under its stock repurchase program at an average price of $6.96 per share.

Net cash used in financing activities in the year ended March 31, 1999 related primarily to the expenditure of $3.7 million for the purchase of 278,600 shares of the Company’s Common Stock under its stock repurchase program at an average price of $13.27 per share.  This expenditure was partially offset by proceeds of $1.0 million generated from the issuance of the Company’s Common Stock through the exercise of stock options and warrants.

The Company secured a bank line-of-credit facility that bears interest at either the bank’s current reference rate plus 0.25% or the effective LIBOR rate plus 1.75%, at the Company’s discretion. The Company renegotiated the facility in January, 2002 due to its being non-compliant with some of the financial covenants as originally negotiated.  The new agreement specified that the credit facility will bear interest at the bank’s current reference rate plus 3% or an effective rate of interest of 7.75%. There were $1.5 million of outstanding borrowings under this credit facility as of December 31, 2001. All of the borrowings have subsequently been repaid. The total amount available to borrow under the line-of-credit was $20 million at December 31, 2001. However, effective January 15, 2002, certain terms and covenants within the line-of-credit were amended, and accordingly, the total amount of the borrowings available was reduced to $15 million. At December 31, 2001, the Company was not in compliance with all of the revised financial covenants.

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California to replace the line-of-credit discussed above.  The term of the facility is 360 days.  The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants.  Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a 0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company must satisfy certain normal and customary conditions relating to documentation, protection and perfection of the bank’s security interest and other matters prior to the Company’s initial borrowing under the facility.

The Company completed its move to its new offices and manufacturing facilities in Morgan Hill, California during the nine-month period ended December 31, 2001.

As of December 31, 2001, the following future minimum lease payments are due under lease obligations:

(In thousands)	Operating Leases	Capital Lease
Fiscal Year
2002	$5,107	$583
2003	5,104	—
2004	5,204	—
2005	5,347	—
2006	5,499	—
Thereafter	62,078	—
Total minimum lease payments	$88,339	583
Interest		74
Total		$655

In addition, the Company is the guarantor or assignor on facility leases for twenty-two of the previously Company owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the guarantor or assignor. Therefore at December 31, 2001, the Company established a liability for such guarantee and assignments of approximately $1.0 million for leases where there was known evidence of default or strong evidence that a default situation was forthcoming.  The total third party rental payments due under guaranteed or assigned leases is approximately $10 million with such leases expiring at various times through January 2010.

The Company had no purchase commitments outstanding as of December 31, 2001.

The Company’s working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events.  The Company and its management believe that its current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under the Company’s line-of-credit will be sufficient to meet its working capital requirements for at least the next 12 months.  The Company may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

Seasonality and Fluctuations in Operating Results

The Company’s business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net sales and income.  The Company’s net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters.  The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

The Company’s quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

•         Change in demand for the art of Thomas Kinkade and the Company’s Thomas Kinkade products (including new product categories and series);

•         The Company’s ability to achieve its expansion plans;

•         The timing, mix and number of new product releases;

•         The continued successful implementation of the Signature Gallery program;

•         The successful entrance into new distribution channels, both foreign and domestic, and new retail concepts;

•         Expansion of new distribution domestically and abroad;

•         The Company’s ability to implement strategic business alliances;

•         The Company’s ability to hire and train new manufacturing, sales and administrative personnel;

•         Continued implementation of manufacturing efficiencies;

•         Timing of product deliveries; and

•         The ability to absorb other operating costs.

In addition, since a significant portion of the Company’s net sales are generated from orders received in the quarter, sales in any quarter are substantially dependent on orders booked in that quarter.  Results of operations may also fluctuate based on extraordinary events.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.  Fluctuations in operating results may also result in volatility in the price of the Company’s Common Stock.

Supplementary Financial Data (unaudited)

The following table sets forth the Company’s unaudited summary quarterly data for the nine-month period ended December 31, 2001 and the years ended March 31, 2001 and March 31, 2000.

(UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	Year ended March 31, 2000	Year ended March 31, 2001				Nine Month Period ended December 31, 2001
	March Quarter	June Quarter	September Quarter	December Quarter	March Quarter	June Quarter	September Quarter	December Quarter
Net sales	$35,879	$29,583	$36,191	$41,056	$25,261	$24,437	$24,781	$31,676
Gross profit	23,197	18,575	22,140	24,220	11,501	11,881	12,295	10,280
Total operating expenses	17,141	15,631	17,557	14,055	15,510	13,922	18,032	21,008
Operating income (loss)	6,056	2,944	4,583	10,165	(4,009)	(1,987)	(5,737)	(10,728)
Income (loss) from continuing operations	3,828	1,884	2,855	6,372	(2,207)	(1,251)	(3,481)	(8,018)
Net income (loss)	3,828	1,884	2,855	6,372	(2,207)	(1,251)	(3,481)	(6,149)
Income (loss) per share from continuing operations	0.28	0.14	0.22	0.48	(0.17)	(0.09)	(0.26)	(0.61)
Net income (loss) per share (diluted)	0.28	0.14	0.22	0.48	(0.17)	(0.09)	(0.26)	(0.47)

AS A PERCENTAGE OF SALES
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	64.7	62.8	61.2	59.0	45.5	48.6	49.6	32.5
Total operating expenses	47.8	52.8	48.5	34.3	61.4	57.0	72.8	66.3
Operating income (loss)	16.9	10.0	12.7	24.7	(15.9)	(8.1)	(22.3)	(33.9)
Income (loss) from continuing operations	16.9	10.0	12.7	24.7	(15.9)	(8.1)	(22.3)	(25.3)
Net income (loss)	10.7	6.4	7.9	15.5	(8.7)	(5.1)	(14.0)	(19.4)

Outlook

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties.  The statements contained in the Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to differ materially from those implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither any other person nor the Company assumes responsibility for the accuracy and completeness of such statements.  Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 6 of this document.

As part of the Company’s strategy of continued expansion of branded distribution and developing new brands, the Company expects to focus on the following activities during 2002:

•         Seek opportunities to increase retail distribution primarily through the Thomas Kinkade Signature Gallery program and expansion of distribution channels,

•         Develop the licensing program and publishing agreements and other strategic relationships,

•         Seek and evaluate new product ideas to enhance the Company’s product line offerings,

•         Seek and evaluate new brand extension ideas to enhance the reach of the Company’s existing brands,

•         Develop Thomas Kinkade Studios to generate new artwork under the direction of Mr. Kinkade.

As a result of implementing these strategies the Company anticipates that 2002 operating results will include:

•         A level of revenues consistent with average revenues over the last seven quarters  (this assumption is based on the current economic environment),

•         A slight increase in gross profit margin due to changes in product mix and the anticipated cost saving and reorganization initiatives instituted by the Company in the latter part of 2001 and first quarter of 2002,

•         A reduction in selling and marketing, expenses as a percent of net sales due to cost saving and reorganization initiatives discussed above,

•         A decrease in general and administrative expenses due to the Company’s efforts to reduce expenses as a result of cost saving and reorganization initiatives discussed above.

Critical Accounting Policies

Revenue Recognition.  The Company recognizes revenue from gross product sales, including freight charges, in compliance with Staff Accounting Bulletin No. 101 (“SAB 101”) which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Product Returns and Other Sales Allowances and Bad Debts.  The Company records reserves for doubtful accounts, product returns, exchanges and credits for marketing, advertising, and other sales incentives based upon reasonable estimates derived by an analysis of historical data of its accounts and notes receivable, revenues, bad debts, product returns, marketing, advertising and other sales incentives, as well as customer credit-worthiness, current economic trends, and changes in the customer’s payment terms. Should actual economic trends and customer credit-worthiness become less favorable than projected the Company may be required to increase its future reserve estimates which may have a detrimental impact on the Company’s financial position, results of operations and cash flows. In addition, the Company has an agreement with several of its customers offering a six-month return policy. Currently, these arrangements have not had a material impact on the Company’s reserve analysis. However, there can be no assurance in the future that this return policy may not be expanded to other customers or other channels of distribution. Therefore, changes or increases to this policy may, also, adversely impact future reserve estimates.

Excess and Obsolete Inventory Reserves.  The Company records a reserve for excess and obsolete inventory based upon reasonable estimates derived by an analysis of inventory turnover, product demand and future salability, and market conditions. If actual market conditions or product demand and salability are less favorable than projected by management, additional reserves may be required which may have a detrimental impact on the Company’s financial position and results of operations.

Liability for Rent.  Over the past several years, the Company has entered into various sales contracts in which it transferred its Company owned stores. As part of the negotiations with existing landlords, the remains as a lessee behind the new tenant and has a contingent liability in the event of default by the tenant for the rental commitments for the remaining lease life of the transferred stores. At December 31, 2001, the Company determined that it may be required to pay rent on the remaining lease commitments until the lease is either renegotiated or the property is subleased. Therefore, the Company has established a liability for such guarantee and assignments based upon reasonable estimates derived by an analysis of the past rental payment history of the store owner, location of the property, current market and economic conditions, the potential for re-negotiation of the lease terms and the possibility of subleasing the property.  If these conditions are less favorable than projected by management, additional reserves or outlays of cash maybe necessary in order to comply with the Company’s rental guarantees or assignments which may have a detrimental impact on the Company’s financial position, results of operations and cash flow.

Impairment of Long-Lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such “triggering” events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that an impairment is present, the amount of the impairment is calculated using discounted expected cash flows using a weighted average cost of capital. There is no assurance that future events will not significantly impair the existing long-lived assets of the Company that may have a detrimental impact on the Company’s financial position, results of operations and cash flow.

Related Party Transactions.  The Company will, from time to time, enter into transactions with parties that have relationships with the Company’s officers or directors or that have a significant ownership interest in the Company. Such transactions are reviewed by the Board of Directors and are subject to the prior approval of members of the Board of Directors who do not have a personal interest in the applicable transaction. The Company discloses all material transactions that, in management’s judgement, constitute related party transactions. Related parties include subsidiaries, members of the Company’s management, and owners of a significant percentage of common stock and their family members.

Income Taxes.  The Company estimates income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its current tax exposure together with assessing temporary differences resulting from the treatment of items such as depreciation and charitable contributions, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that management believes recovery is not likely, establish a valuation allowance. Therefore, any increases to the valuation allowance due to changes in the tax law or future business circumstances may have a detrimental impact on the Company’s financial position, results of operations and cash flow.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The Company is currently assessing the impact of SFAS 143 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Live Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  The Company is currently assessing the impact of SFAS 144 on the Company’s consolidated financial position, results of operations and cash flows.

In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products: No. 00-14, “Accounting for Certain Sales Incentives,” and No. 00-22, “Accounting for “Points” and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.”  EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor’s products.  EITF 01-09 is effective for the interim and year-end periods beginning after December 15, 2001.  The Company does not expect the adoption of EITF issue No. 01-09 to have a material impact on the Company’s consolidated financial position, results of operations and cash flow.

Item 7(A).                              Financial market risks

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of December 31, 2001, March 31, 2001 and March 31, 2000.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All sales are denominated in U.S. dollars.  As the Company has only an insignificant amount of vendor payments denominated in foreign currencies, the Company’s foreign exchange risk is considered immaterial to its consolidated financial position, results of operations or cash flows.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations.

	December 31, 2001	March 31,
(In thousands)		2001	2000
ASSETS
Cash and cash equivalents	$2,148	$5,136	$5,544
Average interest rate	1.3%	4.9%	3.6%
LIABILITIES
Bank line-of-credit	$1,500	$—	—
Interest rate (bank reference rate plus 0.25%)(1)	5.0%	8.3%	9.0%
Capital lease obligation	$583	$693	$—
Fixed interest rate	10.2%	10.2%	—
Convertible note payable to related party	$1,200	$1,200	$1,200
Fixed interest rate	8.0%	8.0%	8.0%

(1)          rate subsequently changed to bank reference rate plus 3.0% on January 15, 2002 with the signing of Amendment 7.

Item 8.    Financial Statement and Supplementary Data

The Financial Statements and supplemental data required by this item are set forth at the pages indicated at Item 14(a).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information regarding directors required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”).

Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “EXECUTIVE COMPENSATION.”

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS.”

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Form:
			Page

	1.	Financial Statements:

		Report of Independent Accountants	30

		Consolidated Balance Sheets at December 31, 2001, March 31, 2001 and March 31, 2000	31

		Consolidated Statements of Operations for the nine-month periods ended December 31, 2001and 2000 (unaudited), and the years ended March 31, 2001, 2000, and 1999	32

		Consolidated Statements of Stockholders’ Equity for the nine-month period ended December 31, 2001 and the years ended March 31, 2001, 2000, and 1999	33

		Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2001 and 2000 (unaudited), and the years ended March 31, 2001, 2000, and 1999	34

		Notes to Consolidated Financial Statements	35

	2.	Financial Statement Schedule:

		Schedule II. Valuation and Qualifying Accounts and Reserves for the nine-month period ended December 31, 2001, and the years ended March 31, 2001, 2000, and 1999	49

		All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits: See Index to Exhibits on page 50. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K:

On December 17, 2001, a report on Form 8-K was filed reporting on the amendment of the Company’s line of credit with Bank of America, the extension of the expiration of the line of credit to January 15, 2002, and the Company’s borrowings under the line of credit and cash and cash equivalents at such time.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

 Stockholders of Media Arts Group, Inc.

                In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at December 31, 2001, March 31, 2001, and March 31, 2000 and the results of their operations and their cash flows for the nine-month period ended December 31, 2001 and each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

San Jose, California

March 28, 2002 except as to Note 12 which date is April 15, 2002

MEDIA ARTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2001	March 31,
		2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,148	$5,136	$5,544
Accounts receivable, net of allowance for doubtful accounts and sales returns of $8,493, $2,986 and $1,793	20,178	24,745	27,844
Receivables from related parties	152	216	178
Inventories	18,271	28,006	22,102
Prepaid expenses and other current assets	6,094	5,606	4,823
Cash surrender value of life insurance	2,476	—	—
Deferred income taxes	9,778	4,503	5,037
Income taxes receivable	1,564	2,382	—
Total current assets	60,661	70,594	65,528
Property and equipment, net	23,106	17,287	17,780
Notes receivable	347	450	341
Cash surrender value of life insurance	—	2,569	2.569
Long-term deferred income taxes	332	1,413	191
Other assets	1,044	1,115	2,371
Total assets	$85,490	$93,428	$88,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$1,500	$—	$—
Convertible notes payable to related party	1,200	—	—
Accounts payable	6,401	9,832	8,640
Commissions payable	609	183	945
Accrued royalties	1,547	478	726
Accrued compensation costs	1,885	1,535	2,710
Deferred compensation costs	2,524	—	868
Accrued expenses	4,443	1,053	4,272
Capital lease obligation, current	583	219	—
Total current liabilities	20,692	13,300	18,161
Capital lease obligation, long-term	—	474	—
Deferred compensation costs	—	2,865	3,011
Convertible notes payable to related party	—	1,200	1,200
Total liabilities	20,692	17,839	22,372

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized; 13,534,175 shares issued and 13,217,771 shares outstanding at December 31, 2001; 13,509,175 shares issued and 13,187,596 shares outstanding at March 31, 2001; 13,474,085 shares issued and 13,140,546 shares, outstanding at March 31, 2000	90	90	90
Additional paid-in capital	38,616	38,794	38,638
Deferred stock-based compensation	(3)	(260)	(337)
Retained earnings	29,770	40,707	32,126
Treasury Stock, 316,404 shares at cost at December 31, 2001; 321,579 shares at cost at March 31, 2001; 333,539 shares at cost at March 31, 2000	(3,675)	(3,742)	(4,109)
Total stockholders’ equity	64,798	75,589	66,408
Total liabilities and stockholders’ equity	$85,490	$93,428	$88,780

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Nine Months Ended December 31		Year Ended March 31,
	2001	2000	2001	2000	1999
		(unaudited)
Net sales	$80,894	$106,841	$132,091	$141,065	$129,204
Cost of sales	46,438	41,906	55,655	53,147	44,943
Gross profit	34,456	64,935	76,436	87,918	84,261

Operating expenses:
Selling and marketing	20,422	21,526	29,707	35,266	33,192
General and administrative	30,579	23,176	30,532	29,539	21,841
Write-down of Internet business assets	1,961	2,541	2,514	—	—
Total operating expenses	52,962	47,243	62,753	64,805	55,033

Operating income (loss)	(18,506)	17,692	13,683	23,113	29,228
Interest income (expense), net	259	(55)	9	3	504
Gain on sales of company owned stores	103	—	457	—	—

Income (loss) before income taxes	(18,144)	17,637	14,149	23,116	29,732
Provision for (benefit from) income taxes	(5,394)	6,526	5,245	8,966	11,380

Income (loss) from continuing operations	(12,750)	11,111	8,904	14,150	18,352
Discontinued operations — tax benefit from closure of subsidiary	1,869	—	—	—	—

Net income (loss)	$(10,881)	$11,111	$8,904	$14,150	$18,352

Income (loss) per share from continuing operations:
Basic	$(0.97)	$0.84	$0.68	$1.09	$1.42
Diluted	$(0.97)	$0.84	$0.67	$1.07	$1.34

Income from discontinued operations:
Basic	0.15	—	—	—	—
Diluted	0.15	—	—	—	—

Net income (loss) per share:
Basic	$(0.82)	$0.84	$0.68	$1.09	$1.42
Diluted	$(0.82)	$0.84	$0.67	$1.07	$1.34

Shares used in income (loss) per share computation:
Basic	13,201	13,160	13,168	12,983	12,924
Diluted	13,201	13,224	13,247	13,198	13,744

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock		Additional Paid-in	Deferred stock-based compensation	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital		Deficit)	Shares	Amount	Total
Balance at March 31, 1998	12,668	$85	$35,410	$—	$(376)	—	$—	$35,119
Issuance of common stock on exercise of options	280	3	976	—	—	—	—	979
Issuance of common stock on exercise of warrants	276	—	6	—	—	—	—	6
Sale of treasury stock under employee stock purchase plan	—	—	—	—	—	5	56	56
Tax benefit of stock option transactions	—	—	975	—	—	—	—	975
Purchase of treasury stock	—	—	—	—	(279)	(3,696)	(3,696)
Net income	—	—	—	—	18,352	—	—	18,352

Balance at March 31, 1999	13,224	88	37,367	—	17,976	(274)	(3,640)	51,791
Issuance of common stock on exercise of options	250	2	700	—	—	—	—	702
Sale of treasury stock under employee stock purchase plan	—	—	—	—	—	14	49	49
Adjustment to fair value of deferred stock compensation	—	—	337	(337)	—	—	—	—
Tax benefit of stock option transactions	—	—	234	—	—	—	—	234
Purchase of treasury stock	—	—	—	—	—	(74)	(518)	(518)
Net income	—	—	—	—	14,150	—	—	14,150

Balance at March 31, 2000	13,474	90	38,638	(337)	32,126	(334)	(4,109)	66,408
Issuance of common stock on exercise of options	35	—	124	—	—	—	—	124
Sale of treasury stock under employee stock purchase plan	—	—	—	—	(323)	12	367	44
Adjustment to fair value of deferred stock compensation	—	—	21	(21)	—	—	—	—
Amortization of stock-based compensation	—	—	—	98	—	—	—	98
Tax benefit of stock option transactions	—	—	11	—	—	—	—	11
Net income	—	—	—	—	8,904	—	—	8,904

Balance at March 31, 2001	13,509	90	38,794	(260)	40,707	(322)	(3,742)	75,589
Issuance of common stock on exercise of options	25	—	52	—	—	—	—	52
Sale of treasury stock under employee stock purchase plan	—	—	—	—	(56)	6	67	11
Adjustment to fair value of deferred stock compensation	—	—	(230)	230	—	—	—	—
Amortization of stock-based compensation	—	—	—	27	—	—	—	27
Net loss	—	—	—	—	(10,881)	—	—	(10,881)

Balance at December 31, 2001	13,534	$90	$38,616	$(3)	$29,770	(316)	$(3,675)	$64,798

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31		Year Ended March 31,
(In thousands)	2001	2000	2001	2000	1999
		(unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,881)	$11,111	$8,904	$14,150	$18,352
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,033	4,255	5,900	4,185	2,424
Loss from write-down of Internet business assets	1,961	2,541	2,514	—	—
Loss on disposal of fixed assets	—	66	—	—	—
Gain on sales of company owned stores	(103)	—	(457)	—	—
Amortization of stock-based compensation	27	71	98	—	—
Tax benefit of stock option transactions	-	—	11	234	975
Deferred income taxes	(1,811)	(1,870)	(688)	60	(3,410)
Changes in assets and liabilities:
Accounts receivable	5,227	(7,251)	3,151	(7,255)	(6,455)
Receivables from related parties	64	—	(38)	(105)	5
Inventories	9,735	(5,597)	(5,904)	(5,419)	(7,191)
Prepaid expenses and other current assets	146	(1,049)	(1,266)	244	(2,291)
Income taxes receivable	(1,564)	—	(2,382)	611	(578)
Other assets	162	(1,016)	233	(2,098)	23
Accounts payable	(3,431)	869	2,245	3,757	(52)
Commissions payable	426	211	(762)	(36)	(22)
Accrued compensation costs	350	(1,497)	(1175)	436	(1,607)
Deferred compensation costs	(341)	(95)	(146)	2,103	908
Income taxes payable	—	2,668	(4,272)	1,463	618
Accrued royalties	1,069	124	(248)	(61)	686
Accrued expenses	3,392	(289)	185	(1,074)	(536)
Net cash provided by operating activities	9,461	3,252	5,903	10,643	1,849

Cash flows from investing activities:
Acquisition of property and equipment	(12,807)	(2,597)	(7,838)	(12,737)	(7,993)
Proceeds from disposals of galleries	106	2,188	1,321	1,674
Proceeds from payments of notes receivable	289	680	848	1,019	—
Purchase of notes receivable	(1,585)	(600)	(600)	—	—
Decrease (increase) in cash surrender value of life insurance	95	(65)	—	(1,649)	(920)
Acquisition of gallery, net of cash acquired	—	—	—	—	(321)
Net cash used in investing activities	(13,902)	(394)	(6,269)	(11,693)	(9,234)

Cash flows from financing activities:
Borrowing on line of credit	12,500	—	—	—	—
Payments on line of credit	(11,000)	—	—	—	—
Proceeds from issuance of Common Stock, net	63	96	168	751	1,041
Repayment of capital lease obligation	(110)	(60)	(210)	—	—
Purchase of Common Stock	—	—	(518)	(3,696)
Net cash provided by (used in) financing activities	1,453	36	(42)	233	(2,655)

Net increase (decrease) in cash and cash equivalents	(2,988)	2,894	(408)	(817)	(10,040)
Cash and cash equivalents at beginning of year	5,136	5,544	5,544	6,361	16,401
Cash and cash equivalents at end of year	$2,148	$8,438	$5,136	$5,544	$6,361

Supplemental cash flow disclosures:
Income taxes paid	$—	$5,735	$12,676	$6,689	$13,779
Interest paid	441	191	215	96	175
Non-cash investing and financing activities (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Media Arts Group, Inc. (the “Company” or “Media Arts”) is the leading designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home decorative accessories, collectibles and gift products based upon artwork by Thomas Kinkade.  The Company’s primary products are canvas and paper lithographs as well as other forms of fine-art reproductions.  The Company distributes products through a variety of distribution channels, including corporate and independently owned retail stores, independent dealers and strategic partners.

Thomas Kinkade Signature Galleries are independently owned. Prospective Signature Gallery owners must submit a comprehensive business plan and satisfy certain financial criteria including minimum start-up capital and net worth requirements in order to qualify. Signature Gallery owners agree to display a broad collection of Thomas Kinkade images. Signature Gallery owners have the opportunity to attend comprehensive training programs at the Company and have limited use of the Thomas Kinkade name. Signature Galleries also have the right to receive automatic shipment of each new limited edition release and have rights to purchase certain exclusive limited edition inventory. In addition, Signature Galleries have the opportunity to participate in exclusive promotional events. The Company's contractual obligations to the Signature Gallery owners include permitting the limited use of the Thomas Kinkade name and other trademarks and observing territory assignments.

Media Arts was incorporated in Delaware on April 28, 1993 and at December 31, 2001, included Lightpost Publishing, Inc., Thomas Kinkade Stores, Inc. (“TK Stores”), Thomas Kinkade Media, Inc., MAGI Sales, Inc. and Exclaim Technologies, Inc. (“Exclaim”), all of which are wholly owned subsidiaries incorporated in California.

Liquidity

The Company’s working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events.  The Company and its management believe that its current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under the Company’s line-of-credit will be sufficient to meet its working capital requirements for at least the next 12 months.  The Company may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

Basis of presentation

The consolidated financial statements include the accounts of Media Arts and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

On January 24, 2002, the Company’s Board of Directors changed the fiscal year to a calendar year effective December 31, 2001.

Financial data for the nine-month period ended December 31, 2000 are derived from the Company’s unaudited quarterly consolidated financial statements. In the opinion of management, this unaudited financial information reflects all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the nine-month period ended December 31, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Estimates are used in the accounting for revenues, allowance for doubtful accounts, product returns and other sales allowances, inventory reserves, depreciation and amortization, lease guarantees, long-lived assets and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from gross product sales, including freight charges, and revenues from the license of its products, in compliance with Staff Accounting Bulletin No. 101 (“SAB 101”) which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such “triggering” events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that an impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset.  Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and cash equivalents

Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents.

Concentration of credit and foreign currency risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of trade accounts receivable from distributors and retail dealers, who operate primarily in the collectible art industry in the United States, Canada, England and Scotland.  Currently, the Company’s sales to Canada, England and Scotland are not significant.  Consequently, its foreign exchange risk is deemed insignificant.  The Company offers credit terms on the sale of its products and performs ongoing credit evaluations of its customers’ financial condition, but generally requires no collateral. The Company maintains an allowance for doubtful accounts based on the collectibility of all accounts receivable.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method.  Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Machinery and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	7 to 10 years or life of lease
Computer hardware and software	3 to 5 years
Vehicles	4 to 5 years

Advertising

The Company expenses the production costs of advertising as the expenses are incurred.  The production costs of advertising consist primarily of magazine and radio advertisements, agency fees and other direct production costs.  The advertising expense for the nine-month period ended December 31, 2001 was $3.9 million as compared with $3.1 million (unaudited) for the nine-month period ended December 31, 2000 and  $5.1 million, $2.8 million, and $1.9 million for the years ended March 31, 2001, 2000 and 1999, respectively.

Stock-based compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees”, and Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), “Accounting for Certain Transactions Involving Stock-Based Compensation, and interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans.  Stock-based compensation expense related to non-employees is measured based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations.  Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements.  There was no difference between the Company’s net income (loss) and its total comprehensive income (loss) for the nine-month period ended December 31, 2001 and the nine-month period ended December 31, 2000 and the years ended March 31, 2001, 2000 and 1999.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the common and dilutive common equivalent shares outstanding during the period.  Common equivalent shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive.  The following table reconciles weighted average common shares outstanding for basic net income (loss) per share to diluted net income (loss) per share:

(In thousands)	December 31,		March 31,
	2001	2000	2001	2000	1999
		(unaudited)
Weighted average common shares outstanding for basic net income (loss) per share	13,201	13,160	13,168	12,983	12,924
Effect of dilutive securities:
Stock options and warrants	—	64	79	215	820
Weighted average common shares outstanding for diluted net income (loss) per share	13,201	13,224	13,247	13,198	3,744

The effect of dilutive securities excludes stock options that were antidilutive for the nine-month periods ended December 31, 2001 and 2000, and for the years ended March 31, 2001, 2000, and 1999 of 1,623,779, 1,619,706 (unaudited), 1,786,000, 1,615,000 and 30,000, respectively.

Recent accounting pronouncements

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations”, was issued, which is effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The Company is currently assessing the impact of SFAS 143 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2001, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued, which is effective for fiscal years beginning after December 15, 2001.  SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Live Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.''  The Company is currently assessing the impact of SFAS 144 on the Company’s consolidated financial position, results of operations and cash flows.

In September of 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products: No. 00-14, “Accounting for Certain Sales Incentives,” and No. 00-22, “Accounting for “Points” and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.”  EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor’s products.  EITF 01-09 is effective for the interim and year-end periods beginning after December 15, 2001.  The Company does not expect the adoption of EITF 01-09 to have a material impact on the Company’s consolidated financial position, results of operations and cash flow.

NOTE 2 —  BALANCE SHEET COMPONENTS

Inventories

Inventories at fiscal year ends were as follows:

(In thousands)	December 31	March 31
	2001	2001	2000
Raw materials	$7,606	$12,477	$7,642
Work in process	6,705	3,292	1,727
Finished goods	3,960	12,237	12,733
	$18,271	$28,006	$22,102

Property and equipment

Property and equipment at fiscal year ends were as follows:

(In thousands)	December 31	March 31 ,
	2001	2001	2000
Machinery and equipment	$4,400	$2,892	$1,961
Furniture and fixtures	4,901	3,589	3,429
Leasehold improvements	13,690	2,680	3,146
Computer hardware and software	10,531	16,134	17,348
Vehicles	588	584	554
Construction in progress	—	4,540	—
	34,110	30,419	26,438
Less accumulated depreciation and amortization	11,004	13,132	8,658
	$23,106	$17,287	$17,780

During the year ended March 31, 2001, the Company purchased $745,000 of computer hardware and software under a capital lease.  Depreciation for property and equipment acquired under the capital lease was $659,000 for the nine-month period ended December 31, 2001 and $86,000 for the year ended March 31, 2001.

NOTE 3 — RELATED PARTY TRANSACTIONS

Certain original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property.  The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $4,675,000, $6,451,000 (unaudited), $8,225,000, $9,685,000, and $10,697,000 for the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000, and for the years ended March 31, 2001, 2000 and 1999, respectively.

Since August 1, 2001, certain licensing activities and key accounts have been managed by Creative Brands Group, Inc.  The Company and Creative Brands Group are currently in negotiations for Creative Brands Group to continue to perform such services. Any agreement between the parties will be required to be approved by the disinterested members of the Board of Directors. Creative Brands Group is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder and former member of the Board of Directors of the Company.  For the nine-month period ended December 31, 2001, the Company incurred commissions of $631,000 to Creative Brands Group, Inc. The commission rates under this arrangement are the same as or less than the commission rates quoted to the Company by other licensing management companies.

Effective September 30, 2001, the Company converted $1.6 million of trade accounts receivable, due from an entity in which a relative of Thomas Kinkade, a co-founder of the Company and a member of the Board of Directors, is an investor, into a full recourse three year promissory note. The balance is repayable in equal installments during the three-year period and bears interest of 12% per annum. The terms of this note are consistent with those of other notes the Company has received from non-related parties in the sale of Company owned Thomas Kinkade stores. In addition, the related party is indebted to the Company for the sale of the Company owned Thomas Kinkade stores in Monterey and Carmel, California as discussed below.

Effective September 15, 1999, the Company sold the Company owned Thomas Kinkade Stores located in Monterey and Carmel, California to an entity in which a relative of a founder and member of the Board of Directors is an investor.  Consideration for this sale consisted of cash of $75,000 and an 8.5% promissory note in the amount of $1.1 million due in August 2006 with semi-annual principal and interest payments.  The inventory in the stores at the time of the transfer was sold under a separate transaction at normal wholesale prices with extended payment terms.  The terms of this Company owned store sale are consistent with the terms for the sales of other Company owned stores to non-related parties.  The Company commissioned an independent valuation of the Company owned stores in Monterey and Carmel, California and the terms of the sale were based upon the independent valuation.  At December 31, 2001, the Company determined that the notes described above were impaired and accordingly wrote them down to estimated realizable value.

Effective May 27, 1999, the Company entered into a separation and consulting agreement with Kenneth E. Raasch, a founder, director and significant stockholder of the Company.  Under the terms of the agreement Mr. Raasch provided consulting services to the Company through December 31, 2000.  During the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000, and the years ended March 31, 2001 and March 31, 2000, the Company paid $14,000, $1,320,000 (unaudited),  $990,000 and $1,100,000, respectively, for these consulting services.

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

NOTE 4 — DEBT

On October 27, 1999, the Company entered into a loan agreement (the “Loan Agreement”) with a bank for a $20,000,000 line-of-credit which included a facility for up to $10,000,000 in support of letters of credit. Borrowings under the Loan Agreement interest at either the bank’s current reference rate plus 0.25% or the effective LIBOR rate plus 1.75%, at the Company’s discretion. The Company renegotiated the facility in January, 2002 due to its being non-compliant with some of the financial covenants as originally negotiated.  The new agreement specified that the credit facility will bear interest at the bank’s current reference rate plus 3% or an effective rate of interest of 7.75%. There were $1.5 million of outstanding borrowings under this credit facility as of December 31, 2001. All of the borrowings have subsequently been repaid. The total amount available to borrow under the line-of-credit was $20 million at December 31, 2001. However, effective January 15, 2002, certain terms and covenants within the line-of-credit were amended, and accordingly, the total amount of the borrowings available was reduced to $15 million. The Loan Agreement requires the maintenance of various financial covenants and does not permit the payment of dividends without the prior written consent of the bank.  At December 31, 2001, the Company was not in compliance with all of the revised financial covenants.

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit (see Note 12).

NOTE 5 — DEFERRED COMPENSATION PLANS

The Company has a non-qualified deferred compensation plan which allows eligible employees and directors to annually elect to defer a portion of their compensation within the meanings of the related provisions under the Employee Retirement Income Security Act of 1974, as amended.  The deferred compensation together with accumulated earnings is distributable in cash in specified future periods, on termination of employment, or at any other time, subject to penalty.  Deferred compensation and accumulated earnings totaled $2,524,000, $2,865,000, and $3,011,000 at December 31, 2001 and March 31, 2001 and 2000, respectively.  The deferred compensation plan is fully funded under a trust agreement whereby the Company pays to the trust amounts necessary to pay premiums on life insurance policies carried to meet the obligations under the plan.  The Company may make discretionary contributions to the plan.  In the nine-month periods ended December 31, 2001 and 2000, and the years ended March 31, 2001, 2000 and 1999, no employer contributions were made.  In the event of the Company’s insolvency, the assets held under the plan are subject to claims of the Company’s creditors. The Company contemplates terminating the plan during calendar 2002 therefore, both the deferred compensation liability balance of $2,524,000 and its accompanying cash surrender value of life insurance policies of $2,476,000 were reclassified to current liabilities and current assets, respectively.

The Company has a qualified defined contribution retirement 401(k) plan, the Media Arts Group, Inc. FLEXPLUS Retirement Savings Plan (the “Savings Plan”), which is available to employees who meet certain service requirements.  The Savings Plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code section 401(k).  Under the Savings Plan, the Company may, at its discretion, match all or a portion of the employees’ contribution under a predetermined formula.  The Company’s contributions vest over five years.  Company contributions to the Savings Plan were $91,000, $87,000 (unaudited), $118,000, $145,000, and $65,000 for the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000, and the years ended March 31, 2001, 2000, and 1999, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into three noncancellable 15-year operating leases for facilities in Morgan Hill, California.  The three leased facilities consist of a combined approximately 274,000 square feet of office, manufacturing and warehouse space.  The Company entered into an additional noncancellable 15 year operating lease which would increase the development of the campus facility in Morgan Hill by approximately 126,000 square feet, for an aggregate of approximately 400,000 square feet. The Company also has other noncancellable operating leases for facilities and capital leases for computer hardware and software.  Future minimum lease commitments under noncancellable operating and capital leases as of December 31, 2001 are as follows:

(In thousands)	Operating	Capital
Fiscal Year	Leases	Lease
2002	$5,107	$583
2003	5,104	—
2004	5,204	—
2005	5,347	—
2006	5,499	—
Thereafter	62,078	—
Total minimum lease payments	$88,339	583
Interest		74
Total		$655

In addition, the Company is either a guarantor or assignor on facility leases for twenty-one of the previously Company owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the guarantor or assignor. Therefore at December 31, 2001, the Company established a liability for such guarantee and assignments of approximately $1.0 million for leases where there was  known evidence of default or strong evidence that a default situation was forthcoming.  The total third party rental payments due under guaranteed or assigned leases is approximately $10 million with such leases expiring at various times through January 2010.

During the year ended March 31, 2001, Exclaim entered into a 36-month capital lease, bearing interest at 10.2% per annum, for the purchase of $745,000 of computer hardware and software.  Based on the Company’s decision to stop funding Exclaim, the Company has abandoned the underlying asset and reclassified the outstanding lease obligations to short term.

Rent expense under operating leases was $6,841,000, $2,719,000 (unaudited), $3,464,000, $3,785,000, and $3,309,000 for the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000, and the years ended March 31, 2001, 2000 and 1999, respectively.  TK Stores maintains leases for certain art galleries that stipulate that additional rent will be payable if the revenues of those galleries exceed a certain amount.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.  In addition, from time to time, dealers assert claims against the Company arising out of their contracts and relationship with the Company in the form of letters and other forms of communication.  Currently, the Company does not believe that any of these legal proceedings or claims are likely to have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

On October 12, 2000, a complaint was filed in Los Angeles County Superior Court against the Company and others by former dealers of the Company alleging, among other things, violations of the California statutory laws pertaining to franchises.  In December 2001, the matter was settled with no material impact on the Company's financial position, results of operations and cash flows.

On March 9, 2001, a complaint for declaratory relief was filed in Santa Clara County Superior Court against Thomas Kinkade, the Company and others by George and Esther Goff.  The Company subsequently filed a complaint in the United States District Court for the Northern District of California against Mr. Goff.  On October 9, 2001, the cases were settled with no material impact on the Company's financial position, results of operations and cash flows.

NOTE 7 — STOCKHOLDERS’ EQUITY

In conjunction with the negotiation of a license agreement with Thomas Kinkade in December 1997, the Company issued to Thomas Kinkade an option to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $12.375 per share.

In February 1994, the Company adopted the Employee Stock Option Plan (the “Employee Plan”) and the Stock Option Plan for Outside Directors (the “Directors Plan”) under which 1,124,863 shares and 50,000 shares, respectively, of Common Stock were reserved for issuance to employees and outside directors.

In September 1998, the Company adopted the Media Arts Group, Inc. Employee Stock Purchase Plan (the “Purchase Plan”) and reserved a total of 125,000 shares of the Company’s Common Stock for issuance thereunder.  The Purchase Plan permits eligible employees to acquire shares of the Company’s Common Stock through payroll deductions.  The Purchase Plan provides that all eligible employees may purchase the Company’s Common Stock at 85% of its fair market value on specific dates.  Sales under the Purchase Plan in the nine-month period ended December 31, 2001 and in the years ended March 2001 and 2000 were 5,031, 11,913 and 14,729 shares of Common Stock, respectively, at a weighted average price of $2.15, $3.68 and $3.33, respectively, with a total selling price of approximately $10,800, $44,000 and $49,000, respectively.  As of December 31, 2001, no shares were available for purchase.

In September 1998, the Company adopted the Media Arts Group, Inc. 1998 Stock Incentive Plan (the “1998 Plan”).  The 1998 Plan replaced the Employee Plan and the Directors Plan.  Total shares reserved for issuance for the 1998 Plan were 1,436,581 and include ungranted shares remaining from the Employee Plan and the Directors Plan as of the inception of the 1998 Plan.  Key employees of the Company, including, without limitation, independent contractors, are eligible to receive awards under the 1998 Plan.  Directors who are not employees of the Company or any of its subsidiaries are also eligible to receive grants under the Plan.

Options granted under the Employee Plan, the Directors Plan and the 1998 Plan (the “Plans”) may be either incentive stock options or non-qualified stock options.  Generally, the exercise price of options granted under the Plans may not be less than the fair market value of the shares of the Company’s Common Stock on the date of grant.  However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company’s stock, the exercise price must not be less than 110% of the fair market value on the date of grant and the maximum term of such options may not exceed five years.

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

The following table summarizes option activities under all Plans:

		Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at March 31, 1998	315,281	1,599,016	$7.15
Reserved	500,000	—	—
Granted	(596,498)	596,498	13.16
Exercised	—	(269,842)	3.52
Expired	51,300	(51,300)	6.71
Balance at March 31, 1999	270,083	1,874,372	9.57
Reserved	650,000	—	—
Granted	(1,166,000)	1,166,000	5.06
Exercised	—	(249,705)	2.85
Expired	396,095	(396,095)	10.10
Balance at March 31, 2000	150,178	2,394,572	7.97
Reserved	1,650,000	—	—
Granted	(475,000)	475,000	4.48
Exercised	—	(35,090)	3.26
Expired	387,992	(387,992)	9.91
Balance at March 31, 2001	1,713,170	2,446,490	7.37
Reserved	—	—	—
Granted	(130,000)	130,000	3.25
Exercised	—	(25,000)	2.06
Expired	931,534	(931,534)	5.27
Balance at December 31, 2001	2,514,704	1,619,956	8.08

On September 3, 1998 the Company canceled 363,500 options with exercise prices between $19.19 and $20.75 (a weighted average exercise price of $20.31).  New options were granted on September 17, 1998 with an exercise price of $12.00 which generally vest over three years from the new grant date.

During the years ended March 31, 2001 and 2000, the Company issued 25,000 and 65,000 non-qualified stock options to individuals who were neither employees nor directors at the fair market value of the Common Stock as of the date of grant.  In accordance with the provisions of SFAS No. 123, the Company has recorded as expense the fair value of the options as they vest.  The estimated fair value, using the Black-Scholes model, of the option grants as of December 31, 2001, March 31, 2001 and 2000 were $230,000, $299,000 and $337,000, respectively.  During the nine-month period ended December 31, 2001 and the year ended March 31, 2001 compensation expense of $27,000 and $98,000 was recorded.  No expense was recorded during the year ended March 31, 2000.  In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase or decrease due to changes in the estimated fair value of the option grants.

As of December 31, 2001, options to purchase 1,182,927 shares of Common Stock were fully vested.  The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2001:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Weighted Average Remaining Number Outstanding	Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01	-	$4.32	290,210	7.5	$3.46	102,714	$3.52
4.33	-	6.49	512,562	5.4	4.65	306,365	4.61
6.50	-	8.65	121,000	6.7	8.09	77,664	7.94
8.66	—	12.98	678,684	5.8	12.33	678,684	12.33
12.99	—	19.46	5,000	6.2	18.50	5,000	18.50
19.47	-	21.63	12,500	2.7	20.90	12,500	20.90
			1,619,956	6.0	$8.08	1,182,927	$9.39

The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Company’s option plans.  Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

(In thousands, except per share data)	Nine-month period ended December 31	Year ended March 31,
	2001	2001	2000	1999
Net income (loss)
As reported	$(10,881)	$8,904	$14,150	$18,352
Pro forma	(10,959)	7,667	13,386	18,088

Net income (loss) per share
Basic:
As reported	(0.82)	0.68	1.09	1.42
Pro forma	(0.83)	0.49	0.90	1.45
Diluted:
As reported	(0.82)	0.67	1.07	1.34
Pro forma	(0.83)	0.49	0.89	1.36

The weighted average fair value of options granted pursuant to the Plans was $1.82, $2.69, $2.92, and $7.90 in the nine-month period ended December 31, 2001 and for the years ended March 31, 2001, 2000 and 1999 respectively.

The fair value of the shares granted under the Company’s option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 4.5 years; expected volatility of 75%; and a risk-free interest rate of 1.5%, 6.0%, 6.0% and 5.5% for the nine-month period ended December 31, 2001 and for the years ended March 31, 2001, 2000 and 1999, respectively.  The pro forma amounts reflect compensation expense related to stock options granted during the nine-month period ended December 31, 2001 and for the years ended March 31, 2001, 2000 and 1999 only.  In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase or decrease relative to the fair value of stock options granted in those years.

NOTE 8 — INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	Nine-month period ended December 31,	Year ended March 31,
(In thousands)	2001	2001	2000	1999
Current:
Federal	$(1,495)	$4,527	$6,871	$12,027
State	65	1,406	2,035	2,763
	(1,430)	5,933	8,906	14,790
Deferred:
Federal	(2,602)	(493)	65	(2,894)
State	(1,362)	(195)	(5)	(516)
	(3,964)	(688)	60	(3,410)
	$(5,394)	$5,245	$8,966	$11,380

A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

	Nine-month period ended December 31,	Year ended March 31,
(In thousands)	2001	2001	2000	1999
Federal statutory income tax rate	35%	35%	35%	35%
State income tax rate	9	9	9	5
Nondeductible Exclaim loss	(11)	—	—	—
Other	(3)	(7)	(5)	(2)
	30%	37%	39%	38%

     Net current deferred income tax assets consisted of :

	December 31,	March 31,
(In thousands)	2001	2001	2000
Inventory reserves and capitalized overhead	$4,295	$2,457	$3,255
Allowances for sales returns and doubtful accounts	3,772	940	626
State income taxes	273	556	694
Accrued compensation costs	1,028	274	299
Other	410	276	163
Net current deferred income tax assets	$9,778	$4,503	$5,037

     Net non-current deferred income tax assets consisted of :

	December 31,	March 31,
(In thousands)	2001	2001	2000
Deferred gain on sales of company owned stores	$1,056	$1,069	$1,150
Deferred compensation	—	1,168	1,223
Depreciation and amortization	2,123	1,282	—
Internally developed software	(2,296)	(2,146)	(2,559)
Other	(551)	40	377
Net non-current deferred income tax assets	$332	$1,413	$191

In the year ended March 31, 1997, the Company discontinued a business segment and provided a tax reserve related to the losses incurred by the segment. In the nine-month period ended December 31, 2001, this reserve was released and recorded in a manner similar to the source of the loss in the year ended March 31, 1997.

NOTE 9 - SALE OF COMPANY OWNED STORES

During the year ended March 31, 2001, the Company closed one of its Company owned stores and sold four to Signature Gallery owners, bringing the total number of stores sold to 30.  Since the Company began selling its owned stores, $1.7 million of inventory and $2.1 million of fixed assets have been sold.  In addition, the Company has received $5.0 million in notes receivable in connection with these sales.  The terms on the notes are generally five to seven years and bear interest of 8.5% per annum.  The Company recognized $103,000 during the nine-month period ended December 31, 2001 and $457,000 in gain on sales of Company owned stores in the year ended March 31, 2001.  The gain recognition was based on the cost recovery method.  As of December 31, 2001, the remaining deferred gains totaled $2.6 million.  Due to the uncertainty of the collectibility of the notes receivable in their entirety, the Company has reported the net of the notes receivable and deferred gains as other assets at December 31, 2001. In addition, the Company has recorded a reserve of approximately $419,000 in the nine-month period ended December 31, 2001 for the net balances that are impaired.

NOTE 10 — NON-CASH INVESTING AND FINANCING ACTIVITIES

During September 1999, the Company revised its credit policies by automating components of the credit granting and customer order acceptance processes.  The changes in the Company’s credit policies resulted in overall reductions in customer credit limits.  Due to this reduction, several customers who were in compliance with the Company’s previous credit policy, were no longer able to place orders and receive product.  Accordingly, $1.8 million of accounts receivable were converted to notes receivable during September and October, 1999.  The notes bear interest of 9.5% per annum and generally have one to two year terms with monthly principal and interest payments.  The Company maintains an allowance for potential losses based on the collectibility of these notes receivable.

During the year ended March 31, 2001, equipment of $745,000 was purchased on capital lease financing terms.

NOTE 11 — OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company has three operating segments: wholesale, retail and Internet application service provider (“ASP”).  The wholesale segment includes sales to the Company’s branded distribution channel (which includes Company owned stores, and independently owned Thomas Kinkade Signature Galleries and Showcase dealers), other independent dealers and strategic partners such as QVC, Avon and Hallmark, as well as sales generated from the Company’s e-commerce web-sites, including thomaskinkade.com,.  The Company’s retail segment consists of sales by two Company owned Thomas Kinkade Stores and one other Company owned store.  The retail segment purchases products from the wholesale segment at the same price as external wholesale customers.  The ASP segment consists of the operations of Exclaim, which supports a retail operating system, Storefront, used by independently owned Thomas Kinkade Signature Galleries.

The operating segments have management teams that report directly to the Chief Operating Decision Maker (“CODM”), as defined by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The CODM evaluates performance and allocates resources to each operating segment.  Information on the Company’s reportable segments for the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000, and the years ended March 31, 2001, 2000 and 1999 is as follows:

	Nine-month period ended December 31,		Year ended March 31,
(In thousands)	2001	2000	2001	2000	1999
		(unaudited)
Revenues:
External wholesale	$79,217	$104,297	$129,207	$124,117	$101,849
Intersegment wholesale	1,209	1,101	1,114	8,957	15,097
Retail	1,634	2,485	2,825	16,826	27,355
ASP	43	59	59	122	—
Eliminations	(1,209)	(1,101)	(1,114)	(8,957)	(15,097)
Total Company	$80,894	$106,841	$132,091	$141,065	$129,204

Operating income (loss):
Wholesale	$(14,406)	$28,182	$25,454	$35,755	$33,164
Retail	(1,144)	(1,238)	(1,505)	(4,032)	(2,119)
ASP	(2,790)	(9,615)	(10,842)	(6,857)	—
Eliminations	(166)	363	576	(1,753)	1,817
Total Company	$(18,506)	$17,692	$13,683	$23,113	$29,228

Assets:
Wholesale	$83,498	$99,629	$86,114	$82,945	$60,737
Retail	1,765	1,651	2,984	3,261	11,558
ASP	606	1,543	4,622	3,798	—
Eliminations	(379)	(555)	(292)	(1,224)	(4,149)
Total Company	$85,490	$102,268	$93,428	$88,780	$68,146

Depreciation and amortization:
Wholesale	$3,803	$2,551	$3,912	$2,618	$1,886
Retail	44	293	368	1,162	538
ASP	1,186	1,411	1,620	405	—
Total Company	$5,033	$4,255	$5,900	$4,185	$2,424

Capital expenditures:
Wholesale	$12,634	$2,306	$6,527	$8,487	$4,734
Retail	70	81	193	72	3,259
ASP	103	210	1,118	4,178	—
Total Company	$12,807	$2,597	$7,838	$12,737	$7,993

The Company currently does not sell to geographic regions outside the United States, Canada, England and Scotland.  Currently both assets located in, and sales to, Canada, England and Scotland are not significant.  During the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000 and the years ended March 31, 2001, 2000 and 1999 no customer accounted for more than 10% of net sales or accounts receivable.

NOTE 12 — SUBSEQUENT EVENTS

Reduction in force:

In February, 2002, the Company implemented a reduction in force in which 42 employees were informed that they were being terminated over the next 90 days.  The Company estimates its liability for this 2002 severance will be approximately $2.5 million.  The terminated employees include 9 in production and production related overheads, 22 in sales, 10 in marketing, and 5 in administration.

Employment Agreements:

On January 9, 2002, the Company entered into a three-year employment agreement with one of its officers.  Compensation under the agreement, excluding performance bonus aggregates $300,000 per year for the calendar years ending 2002, 2003, and 2004. The agreement also provides the officer to receive all salary and bonus payments that would have been payable to him under the agreement after a change of control of the Company which results in the termination of the officer’s employment.

Merger:

On March 26, 2002 Lightpost Publishing, Inc., Thomas Kinkade Media, Inc., MAGI Sales, Inc. and Exclaim Technologies were merged with and into the Company.

Line of Credit:

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California to replace the line-of-credit discussed in Note 4.  The term of the facility is 360 days.  The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants.  Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a 0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company must satisfy certain normal and customary conditions relating to documentation, protection and perfection of the bank’s security interest and other matters prior to the Company’s initial borrowing under the facility.

Schedule II - Valuation and Qualifying Accounts and Reserves

Media Arts Group, Inc. and Subsidiaries

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended March 31, 1999:
Reserve for Returns and Allowances	$1,616	$12,336	$(12,744)	$1,208
Allowance for Doubtful Accounts	818	384	(352)	850
Provision for Excess and Obsolete Inventory	670	1,668	(1,363)	975

Year Ended March 31, 2000:
Reserve for Returns and Allowances	1,208	8,568	(8,509)	1,267
Allowance for Doubtful Accounts	850	980	(1,304)	526
Provision for Excess and Obsolete Inventory	975	2,531	(1,611)	1,895

Year Ended March 31, 2001:
Reserve for Returns and Allowances	1,267	9,027	(8,744)	1,550
Allowance for Doubtful Accounts	526	1,824	(914)	1,436
Provision for Excess and Obsolete Inventory	1,895	1,515	(1,420)	1,990

Nine-Month Period Ended December 31, 2001:
Reserve for Returns and Allowances	1,550	4,013	(3,375)	2,188
Allowance for Doubtful Accounts	1,436	5,261	(392)	6,305
Allowance for notes receivable	—	1,937	—	1,937
Provision for Excess and Obsolete Inventory	1,990	5,619	(1,178)	6,431

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

(a)  The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Bylaws.
3.3(1)	Form of Specimen Common Stock Certificate.
3.4(6)	Amended and Restated Certificate of Incorporation.
10.5(4)*	Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.8(2)*	Employment Agreement entered into between the Company and Richard F. Barnett, dated as of March 31, 1996.
10.12(4)	License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.20(3)	Lease Agreement between Limar Realty Corp. #36 and the Company, dated as of May 22, 1997.
10.25(4)	Purchase and Sale Agreement by and between the Company and Limar Realty Corp. #36, dated as of June 3, 1997.
10.26(4)	Form of Director Indemnity Agreement.
10.27(4)*	Second Amendment to Employment Agreement between the Company and John R. Lackner, dated as of February 11, 1998.
10.29(5)*	Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.32(7)*	1998 Stock Incentive Plan.
10.33(8)	Separation and Consulting Agreement between the Company and Kenneth E. Raasch, dated as of May 27, 1999.
10.34(8)	Stock Sale Agreement between the Company and Kenneth E. Raasch, dated as of May 27, 1999.
10.38(9)	Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement, dated as of October 27, 1999.
10.39(9)	Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40(9)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41(9)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.42(10)	Consulting Agreement entered into between the Company and Mike Kiley dated April 1, 2000.
10.43(11)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of June 30, 2000.
10.44(12)	Second Amendment to Loan Agreement between Bank of America and the Company, dated as of April 3, 2000.
10.45(12)	Third Amendment to Loan Agreement between Bank of America and the Company, dated as of November 27, 2000.
10.46(12)	Fourth Amendment to Loan Agreement between Bank of America and the Company, dated as of June 27, 2001.
10.47(13)	Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 30, 2001.
10.48(13)	Employment Agreement between the Company and Anthony Thomopoulos, dated June 19, 2001.
10.49(14)	Sixth Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.50	Seventh Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001
10.51*	Compensation Agreement, dated as of January 24, 2002, between the Company and Anthony Thomopoulos.
10.52*	Employment Agreement between the Company and Herbert D. Montgomery, dated January 9, 2002.
10.53	Loan and Security Agreement, dated as of April 15, 2002, between Comerica Bank-California and the Company

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney
27.1	Not Applicable.

*    Represents a management contract or compensation plan or arrangement.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-79744).

(2) Incorporated by reference from the Company’s Form 10-K for the fiscal year ended March 31, 1997 (File No. 0-24294).

(3) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 1997 (File No. 0-24294).

(4) Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-42815)

(5) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-24294).

(6) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-24294).

(7) Incorporated by reference from the Company’s Registration Statement on Form S-8 filed December 3, 1998 (File No. 333-68301).

(8) Incorporated by reference from the Company’s Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-24294).

(9) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).

(10) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 0-24294).

(11) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended December 31, 2000 (File No. 0-24294).

(12) Incorporated by reference from the Company’s Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-24294).

(13) Incorporated by reference from the Company’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-24294).

(14) Incorporated by reference from the Company’s Form 8-K filed December 17, 2001 (File No. 0-24294).

(b) The following financial statement schedule is filed herewith:

      Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 22, 2002 on its behalf by the undersigned, thereunto duly authorized.

Media Arts Group, Inc.

/s/ Ron D. Ford	Chief Executive Officer and Director
Ron D. Ford	(Principal Executive Officer)

/s/ Herbert D. Montgomery	Executive Vice President, Chief Financial Officer,
Herbert D. Montgomery	and Director
(Principal Financial Officer)

/s/ Anthony D. Thomopoulos	Chairman of the Board of Directors
Anthony D. Thomopoulos

/s/ Thomas Kinkade	Director
Thomas Kinkade

/s/ Moe Grzelakowski	Director
Moe Grzelakowski

/s/ Eric Halvorson	Director
Eric Halvorson

/s/ C. Joseph LaBonte	Director
C. Joseph LaBonte

/s/ Donald Potter	Director
Donald Potter

/s/ Richard Stearns	Director
Richard Stearns