Form 10-KT/A
period 2002-01-24
MEDIA ARTS GROUP INC
filed 2002-04-30
CIK 924645

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A NO. 1
(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ______________________________.
Or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2001 to December 31, 2001.
Commission file number: 0-24294
MEDIA ARTS GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	77-0354419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
900 Lightpost Way Morgan Hill, California	95037
(Address of principal executive offices)	(Zip Code))
Registrant’s telephone number, including area code: (408) 201-5000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 Par Value Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on April 25, 2002 of $3.06, as reported on the New York Stock Exchange was approximately $19,086,315.  Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s $0.01 par value Common Stock outstanding on April 25, 2002, was 13,305,075.

EXPLANATORY NOTE

Media Arts Group, Inc. (the “Company”) amends its Annual Report on Form 10-K for the transition period from April 1, 2001 to December 31, 2001, filed with the Securities and Exchange Commission (“SEC”) on April 24, 2002, by adding the following Items: (1) Part III, Item 10, Directors and Executive Officers of the Registrant, (2) Part III, Item 11, Executive Compensation, (3) Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and (4) Part III, Item 13, Certain Relationships and Related Transactions.  No other changes were made.

PART III

Item 10.                            Directors and Executive Officers of the Registrant

Set forth below is certain information relating to the Company’s directors and executive officers as of April 26, 2002.

Name	Age	Position
Anthony D. Thomopoulos	64	Chairman of the Board
Thomas Kinkade	44	Director
Ron D. Ford	40	Director and Chief Executive Officer
Moe Grzelakowski	47	Director
Eric Halvorson	53	Director
C. Joseph LaBonte	62	Director
Herbert D. Montgomery	59	Director and Senior Vice President, Chief Financial Officer and Treasurer
Donald Potter	56	Director
Richard E. Stearns	51	Director
Rose Capistran	42	Vice President — Human Resources
Steve Giordano	45	Vice President — Sales
Robert Martin	43	Vice President — Marketing and Product Development
Robert Murray	42	Vice President, General Counsel and Secretary
Steve Paszkiewicz	46	Vice President — Operations

Mr. Anthony D. Thomopoulos has been a member of the Board of Directors of the Company since July 2000 and the Chairman of the Board of Directors since June 2001. Mr. Thomopoulos served as the Company’s interim Chief Executive Officer from June 2001 to January 2002.  From July 1999 to April 2001, Mr. Thomopoulos was the Vice Chairman of the Board of OnVANTAGE, Inc., formerly Familyroom.com.  From March 1995 to December 1997, Mr. Thomopoulos was the Chief Executive Officer of MTM Entertainment and President of The Family Channel, both subsidiaries of International Family Entertainment, Inc.  From April 1991 to February 1995 he was President of Amblin Television, a division of Amblin Entertainment.  In 1989 he founded Thomopoulos Productions, an independent motion picture and television production company.  In 1986 he was named Chairman of the Board of Directors of United Artist Pictures.  Prior thereto, he spent 12 years at ABC in positions including Vice President of Prime Time Programs and President of ABC Broadcast Group.

Mr. Thomas Kinkade co-founded the Company through a preceding company in 1990 and has been the Art Director and a member of the Board of Directors since its inception.  Mr. Kinkade has provided artwork to the Company for its productions since its inception.  In addition, Mr. Kinkade provides strategic vision for the Thomas Kinkade brand, assisting in product development and communicating the Company’s brand message through public appearances and books.  Prior to March 1990, Mr. Kinkade was a self-employed artist.

Dr. Ron D. Ford has served as the Company’s Chief Executive Officer and a member of the Board of Directors since January 2002.  Dr. Ford served as President of Onecoast Network, Inc. from 1999 to 2001 and served as Chief Financial Officer of Onecoast Network, Inc. from 1998 to 1999.  From 1995 to 1998, Dr. Ford was Chief Financial Officer and Chief Information Officer for

Curtis 1000, Inc., a subsidiary of American Business Products.  From 1992 to 1995, Dr. Ford served as Executive Vice President and Chief Operating Officer of Milestone Capital.  Dr. Ford received a Bachelor of Science degree in Business Administration from the University of Tennessee, a Masters in Business Administration degree from Vanderbilt University, and a Doctorate of Executive Management at the Weatherhead School of Management, Case Western Reserve University.

Ms. Moe Grzelakowski has been a member of the Company’s Board of Directors since November 2001.  From July 2000 to January 2001, Ms. Grzelakowski was Senior Vice President of Dell Computer.  From January 1996 to July 2000, Ms. Grzelakowski was the Senior Vice President and General Manager of strategic marketing for Motorola’s Network Solutions.  Ms. Grzelakowski’s earlier positions at Motorola included Vice President and General Manager of the International Cellular Infrastructure Division, and corporate Vice President and General Manager of Cellular Systems Group.  Ms. Grzelakowski also held various managerial and technical positions at AT&T and Bell Laboratories from July 1977 to January 1996.  Ms. Grzelakowski holds a bachelors degree in electrical engineering and masters degrees in computer science and management from Northwestern University.

Mr. Eric Halvorson has been a member of the Company’s Board of Directors since November 2001.  From August 2000 to present, Mr. Halvorson has been a Visiting Professor of Business Law and Accounting at Pepperdine University, Malibu, California, where he instructs classes in Legal and Regulatory Environment of Business, Financial Accounting and Corporate Finance.  From January 1995 to August 2000, Mr. Halvorson was Executive Vice President and Chief Operating Officer of Salem Communications Corporation, the largest U.S. radio broadcasting company that targets audiences interested in religious and family issues.  From 1983 to January 1995, Mr. Halvorson, a member of the Wisconsin and California State Bar Associations, practiced law with the law firm of Godfrey and Kahn, a Milwaukee, Wisconsin based law firm, where he specialized in corporate, banking and securities law with a particular emphasis in mergers and acquisitions.  Prior to practicing law, Mr. Halvorson was a Certified Public Accountant with Arthur Andersen & Company in Atlanta.  Mr. Halvorson holds a Bachelor of Science degree in accounting from Bob Jones University and a Juris Doctor degree from Duke University School of Law.  Mr. Halvorson is currently a director of Salem Communications Corporation and of several privately owned companies.

Mr. C. Joseph LaBonte has been a member of the Company’s Board of Directors since November 2001.  Mr. LaBonte was the President and Chief Executive Officer of Jenny Craig, Inc. from April 1994 to December 1997 and was a director of Jenny Craig, Inc. from August 1992 to January 1998.  From May 1987 to January 1990, Mr. LaBonte was President, Chief Operating Officer and a director of Reebok International Ltd.  From 1979 through 1983, Mr. LaBonte was President, Chief Operating Officer and a director of 20th Century Fox Film Corporation.  Mr. LaBonte holds a Master of Business Administration degree from Harvard Business School, where he graduated as a Baker Scholar, a Bachelor of Science degree in Industrial Technology and an Associate of Mechanical Engineering degree from Northeastern University.  Mr. LaBonte is the Chairman of The Vantage Group, an investment and financial advisory firm, which he founded in 1983.  Mr. LaBonte also serves as a director of various privately owned companies.

Mr. Herbert D. Montgomery has, been a member of the Company’s Board of Directors since July 2000 and has served as the Company’s Executive Vice President and Chief Financial Officer since May 2001.  From November 1999 to May 2001, Mr. Montgomery was Executive Vice President, Chief Financial Officer and Treasurer of Standard Media International.  From January 1998 to November 1999, Mr. Montgomery was the Senior Vice President, Chief Financial Officer and Treasurer of Cotelligent, Inc.  From June 1994 to January 1998, Mr. Montgomery was Senior Vice President, Chief Financial Officer and Treasurer of Guy F. Atkinson.  Mr.

Montgomery has specialized in high growth, high technology and turn-around environments.  He has taken three companies public and has served as Chief Financial Officer of technology, product and services companies over the last 20 years.  Standard Media International filed for bankruptcy in 2001 and Guy F. Atkinson filed for bankruptcy in August 1997.  Mr. Montgomery holds a Master of Science degree in Management and a Bachelor of Science degree in Finance from California State University, Northridge.

Mr. Donald Potter has been a member of the Company’s Board of Directors since November 2001.  Mr. Potter has served as a consultant to senior management of substantial companies since 1973.  From 1984 to present, Mr. Potter has served senior management of various domestic and foreign companies while heading Windermere Associates, Inc.  From 1973 to 1984, Mr. Potter was with the international consulting firm of McKinsey & Company, where he served as a partner from July 1979 to March 1984.  Mr. Potter holds a Master of Business Administration degree from Harvard Business School, where he graduated as a Baker Scholar, an award granted to five percent of the graduating class.  Mr. Potter is also a magna cum laude graduate in Arts and Letters from the University of Notre Dame.

Mr. Richard Stearns has been a member of the Company’s Board of Directors since January 2002.  Mr. Stearns is currently President of World Vision U.S., a position he assumed in June 1998. Prior to that, Mr. Stearns held positions with Lenox Inc. from June 1987 to June 1998. He served as President and Chief Executive Officer of Lenox Inc. from 1995 to 1998.  From 1977 to 1985 Mr. Stearns held various executive and management positions with Gillette, Parker Brother Games and the Franklin Mint.  Mr. Steams received a Bachelor’s Degree from Cornell University in Neurobiology and a Master’s Degree in Business Administration from the Wharton School at the University of Pennsylvania.

Ms. Rose Capistran joined the Company as Vice President of Human Resources in August 2000.  She was a consultant with EmployeeServices.com in San Francisco, CA from 1999 to August 2000 and with Allen Latham LLP., London, England from 1997 to 1999.  From 1986 to 1996 she was Director, Assistant Vice President and Vice President of Human Resources for Transamerica Information Systems in Atlanta, GA, Transamerica Insurance Group in Woodland Hills, CA and Transamerica Real Estate Tax, in San Francisco, CA.  Prior to that she was Manager of Industrial Relations for Custom Plastics/Suncast Inc. in Chicago, IL from 1983 to 1986.  Ms. Capistran’s Human Resources experience includes private and public companies, manufacturing, service, retail and financial services.  Ms. Capistran is a director of the Morgan Hills California Chamber of Commerce, an active member in both the National and Northern California Society for Human Resources Management and the National Association of Female Executives.  She has been an instructor for Change Management courses for both the AMA, America Management Association in Chicago, IL and IPHR, The International  Professional Human Resources Association in London, England.

Mr. Stephen A. Giordano, Jr. has been Vice President of Sales of the Company since November 2001.  Prior to joining the Company, Mr. Giordano was Vice President Sales at Applause/Dakin, Inc. from 1998 to November 2001.  Mr. Giordano was Sales Manager National Accounts at Kwikset Corp. (Division of Black & Decker Corp.) from 1997 to 1998.  Mr. Giordano was General Manager at Custom Craft Company (Division of NIEN Made Enterprises) from 1995 to 1997.  From 1990 to 1995 Mr. Giordano was the Vice President Sales at Levolor Home Fashions/Del Mar Window Coverings.  Mr. Giordano holds a bachelor of science degree in marketing and management from the University of Maine.

Mr. Robert W. Martin has been Vice President of Marketing of the Company since November 2000.  Prior to joining the Company, Mr. Martin was Vice President, Marketing - Hummel Brands at Goebel of North America from November 1998 to November 2000.  From September 1989 to November 1998, Mr. Martin was with Gartlan USA, Inc., serving as Vice President, Sales & Marketing there from November 1998 to November 2000.  Mr. Martin held the position of Marketing Director at The Score Board, Inc. from October 1993 to January 1996.  Mr. Martin served in the United States Navy from October 1976 to October 1980.  He holds a bachelor degree in journalism from the University of Missouri, Columbia.

Mr. Robert C. Murray has been the Company’s Vice President, General Counsel and Secretary since January 2002.   Prior to joining the Company, Mr. Murray was Vice President, General Counsel and Secretary of Affinity Internet, Inc. from February 2000 to December 2001.  From October 1997 to February 2000 he was Vice President, General Counsel and Secretary of NewStar Media, Inc. and Dove Entertainment.  Prior to that time, Mr. Murray practiced with the law firm of O’Melveny & Myers LLP in Los Angeles.  He holds a bachelor degree in Political Science from the University of Washington, a doctorate in chemistry from the Massachusetts Institute of Technology and a law degree from Stanford University.

Mr. Steve Paszkiewicz has been with the Company since November 2001 as Vice President of Information Systems, and is currently Vice President of Operations.  Prior to joining the Company, Mr. Paszkiewicz was Vice President and Chief Operating Officer at Saama Technologies, Inc. during 2000.   From 1997 to 2000 Mr. Paszkiewicz was Vice President and Chief Information Officer at Sanmina Corporation.  From 1996 to 1997 Mr. Paszkiewicz was Director, Global Information Systems, Silicon Graphics, Inc.  From 1989 to 1996 Mr. Paszkiewicz was at Sun Microsystems and held the following positions: Director, Global Operations (1996 to 1997);  Director, Global IT Production Data Center Services (1994 to 1995);  Director, U.S. Systems Administration Services (1993 to 1994);  Director European Field Operations (1992 to 1993);  Manager, U.S. Field Operations (1989 to 1992).  Mr. Paszkiewicz was in the United States Marine Corps from 1974 to 1976.  He holds a bachelor of science in business administration from River College in New Hampshire.

There are no family relationships between any of the directors and officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s directors and executive officers file reports with the SEC indicating (i) the number of shares of any class of equity securities they owned when they became a director or executive officer and (ii) any changes in their ownership of the Company’s equity securities.  These reports are required by Section 16(a) of the Securities Exchange Act of 1934, as amended.  Based on the Company’s review of these reports, it believes that during the transition period from April 1, 2001 to December 31, 2001, all of the directors and executive officers of the Company complied with requirements for reporting ownership and changes in ownership of the Company’s Common Stock under Section 16(a) of the Securities Act of 1934, as amended.

Item 11.                            Executive Compensation

Executive Compensation Summary

The table below shows, for (i) the transition period from April 1, 2001 to December 31, 2001, (ii) the fiscal year ended March 31, 2001, (iii) the fiscal year ended March 31, 2000 and (iv) the fiscal year ended March 31, 1999, compensation information for the Company’s Chief Executive Officer, the next four most highly compensated executive officers and individuals for whom disclosure would have been required but for the fact that they were not executive officers at the end of the transition period from April 1, 2001 to December 31, 2001.  All of these individuals are referred to herein as the “Named Executive Officers.”

On June 18, 2001, Craig A. Fleming resigned as President and Chief Executive Officer of the Company and Anthony D. Thomopoulos was appointed as Interim President and Chief Executive Officer of the Company.

J. Edward Hollender’s employment with the Company terminated on August 3, 2001.  Timothy S. Guster’s employment with the Company terminated on November 1, 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year/ Transition Period	Salary ($)	Bonus ($)(1)		Other Annual Compensation ($)(2)		Securities Underlying Options (#)	All Other Compensation ($)(3)
Anthony D. Thomopoulos Interim Chief Executive Officer	04/01/01- 12/31/01 2001 2000 1999	268,750 — — —	100,000 — — —		— — — —		— 5,000 — —	2,000 40,000 — —

Craig A. Fleming Former President and Chief Executive Officer	04/01/01- 12/31/01 2001 2000 1999	132,390 392,000 275,000 259,000	117,600 245,016 183,619 326,436		18,396 22,312 24,158 21,429	(5) (5)	— — 275,000 55,000	802,550 2,278 2,039 146

Richard F. Barnett Senior Vice President, Retail Development	04/01/01 12/31/01 2001 2000 1999	99,000 132,000 147,625 207,000	1,010,844 2,419,022 2,101,323 1,921,422	(4) (4) (4) (4)	5,861 9,244 10,529 11,533		— — — —	2,620 988 883 501

Herbert D. Montgomery Executive Vice President and Chief Financial Officer	04/01/01- 12/31/01 2001 2000 1999	193,091 — — —	55,000 — — —		4,500 — — —		130,000 5,000 — —	7,000 83,000 — —

James Lambert Senior Vice President, New Business Development, Sales and Marketing	04/01/01- 12/31/01 2001 2000 1999	146,250 197,639 175,939 131,708	83,250 83,250 93,517 60,236		6,364 7,613 7,767 4,018		— 40,000 10,000	1,354 1,875 14,689 4,208

Michael J. Catelani Vice President, Finance	04/01/01- 12/31/01 2001 2000 1999	123,750 199,929 165,000 108,750	74,250 74,250 121,011 61,639		5,910 6,410 8,927 2,611		— — 50,000 4,500	427 165,427 28,756 —

Timothy S. Guster Senior Vice President, General Counsel, Chief Administrative Officer and Secretary	04/01/01- 12/31/01 2001 2000 1999	153,749 212,499 76,875 —	101,250 124,087 45,000 —		6,783 29,605 — —	(6)	— 30,000 50,000 —	452,845 2,373 — —

J. Edward Hollender Executive Vice President and Chief Operating Officer	04/01/01- 12/31/01 2001 2000 1999	98,717 215,000 71,282 —	72,000 127,207 35,000 —		4,864 37,458 — —	(6)	— 50,000 50,000 —	480,000 — — —

(1)   Includes deferred income for Mr. Fleming in the amount of $155,646, $66,000, $106,000 and $34,000 for the nine-month transition period and the fiscal years ended March 31, 2001, 2000 and 1999, respectively.  Includes deferred income for Mr. Barnett in the amount of $1,575,992 and $518,206 for the fiscal years ended March 31, 2000 and 1999, respectively.

(2)   Includes the following Profit Sharing Plan payments: (i) for the nine-month transition period: $3,396, $1,361, $1,864, $1,410, $1,783 and $1,864 for Messrs. Fleming, Barnett, Lambert, Catelani, Guster and Hollender, respectively, (ii) for fiscal year ended March 31, 2001: $8,332, $3,244, $4,266, $1,864 and $1,410 for Messrs. Fleming, Barnett, Guster, Lambert and Catelani, respectively, (iii) for fiscal year ended March 31, 2000: $11,070, $5,779, $7,769 and $5,677 for Messrs. Fleming, Barnett, Lambert and Catelani and (iv) for fiscal year ended March 31, 1999: $10,578, $7,033, $4,018.53 and $2,611.28 for Messrs. Fleming, Barnett, Lambert and Catelani.

(3)   Includes the Company’s matching contributions to the 401(k) Plan and severance payments to Messrs. Fleming, Guster and Hollender in the amounts of $784,000, $450,000 and $480,000, respectively.  Includes fees for service on the Board of Directors and Committees of $2,000 and $7,000 for Messrs. Thomopoulos and Montgomery, respectively, in the nine-month period ended December 31, 2001 and $40,000 and $83,000 for Messrs. Thomopoulos and Montgomery, respectively, for the fiscal year ended March 31, 2001.

(4)   In the transition period and in 2001, 2000 and 1999, Mr. Barnett received commissions in the amounts of $1,010,844, $2,419,022, $2,101,323 and $1,921,422, respectively (based upon Company sales to Thomas Kinkade Signature Galleries™) under his employment agreement.

(5)   Includes automobile allowance of $15,000 in the nine-month transition period and $12,000 in the fiscal year ended March 31, 2000.

(6)   Includes housing and relocation allowances for Messrs. Hollender and Guster in the amounts of $25,950 and $20,890, respectively.

Option Grants to Named Executive Officers during the transition period from April 1, 2001 to December 1, 2001

The table below shows stock option grants to the Named Executive Officers during the transition period from April 1, 2001 to December 31, 2001:

Name	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Transition Period(2)	Exercise Price ($/SH)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%($)	10% ($)
Anthony D. Thomopoulos	—	—	—	—
Craig A. Fleming	—	—	—	—
Richard F. Barnett	—	—	—	—
Herbert D. Montgomery	130,000	100%	$3.25	5/14/11	$265,708	$673,356
James Lambert	—	—	—	—
Michael J. Catelani	—	—	—	—
Timothy S. Guster	—	—	—	—
J. Edward Hollender	—	—	—	—

(1)          This option becomes exercisable in equal annual installments over a four-year period.

(2)          Based on a total of 130,000 options granted to all employees during the transition period.

(3)          The option was granted at no less than fair market value on the date of grant.

(4)          We are required by the SEC to use a 5% and 10% assumed rate of appreciation over the ten-year option term.  This does not represent the Company’s estimate or projection of the future Common Stock price nor does it take into account the appreciation, if any, in the price of our Common Stock since the date of grant.  If the Company’s Common Stock does not appreciate, the Named Executive Officers will receive no benefit from the options.

Aggregated Option Exercises in Transition Period and Transition Period-End Option Values

The following table shows stock option exercises during transition period beginning April 1, 2001 and ended December 31, 2001 and the value of unexercised stock options held by the Named Executive Officers on December 31, 2001.

			Number of Unexercised Options Held at December 31, 2001 (1)		Value of Unexercised In-The-Money Options at December 31, 2001 (2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (#)(3)(4)	Unexercised (#)(4)(5)	Exercisable ($)	Unexercisable ($)
Anthony D. Thomopoulos	—	—	5,000	—	—	—
Craig A. Fleming	25,000	23,575	118,899	—	—	—
Richard F. Barnett	—	—	—	—	—	—
Herbert D. Montgomery	—	—	5,000	130,000	—	—
James Lambert	—	—	33,382	21,618	—	—
Michael J. Catelani	—	—	29,582	24,918	—	—
Timothy S. Guster	—	—	16,664	—	—	—
J. Edward Hollender	—	—	—	—	—	—

(1)          With the exception of Mr. Montgomery's option, which vests at the rate of one-fourth on the first anniversary of the date of grant and one-fourth per year thereafter, these stock options vest at the rate of one-third on the first anniversary of the date of grant and one-third per year thereafter.  These options are exercisable only to the extent vested.

(2)          The value, if any, of the unexercised in-the-money options is based on the closing price of $2.63 of the Company’s Common Stock, as reported on the New York Stock Exchange, on December 31, 2001 and is net of the exercise price of such options.  The amounts in this column may not represent amounts actually realized by the Named  Executive Officers.

(3)          Represents shares which are immediately exercisable and/or vested.

(4)          Includes unexercised out-of-the-money options.

(5)          Represents shares which are not vested and not immediately exercisable.

Compensation of Directors

The Company does not pay its directors who are also Company officers additional compensation for their service as directors.  In the transition period from April 1, 2001 to December 31, 2001, compensation for directors who were not employees of the Company or any of its subsidiaries, also called “non-employee directors,” included the following:

•                  an annual retainer of $15,000,

•                  $2,000 for each board meeting attended,

•                  certain expenses of attending board meetings,

•                  an option to purchase 5,000 shares of the Company’s Common Stock,

•                  $500 to $1,000, depending on the duration of the meeting, for committee meetings attended by those directors serving on the Audit Committee and Compensation Committee, and

•                  $2,000 per week for those directors serving on the Special Committee that was formed to evaluate a proposal by Thomas Kinkade to acquire all of the outstanding shares of the Company’s Common Stock not already owned by him.

Under the Company Group, Inc. 1998 Stock Incentive Plan, non-employee directors receive an annual, automatic grant of an option to purchase 5,000 shares of Common Stock at 85% of the fair market value of the Company’s Common Stock on the date of grant.  “Fair market value” is defined in the Company Group, Inc. 1998 Stock Incentive Plan as the closing price of the Company’s Common Stock on the date the option is granted.  In the transition period from April 1, 2001 to December 31, 2001, the annual, automatic option grant to non-employee directors of 5,000 shares of Common Stock was made on November 12, 2001, at an exercise price of $2.72 per share.

Employment Contracts and Change-in-Control Arrangements

Richard F. Barnett, Senior Vice President of Retail Development of MAGI Sales, Inc. and the Company entered into a three year employment agreement effective as of April 1, 1996.  The agreement provides for four options of three years each to extend the term of the employment agreement.  Mr. Barnett developed the branded Thomas Kinkade Signature Gallery™ retail concept as an independent entrepreneur. The Company employed Mr. Barnett to develop the independently owned Thomas Kinkade Signature Gallery retail concept nationally.  The agreement provides for an annual base salary of $228,000 during the initial term of the employment agreement and an annual base salary of $132,000 during any renewal term.  The agreement provides for, among other benefits, a commission plan which pays Mr. Barnett a commission based on the Company’s sales to Thomas Kinkade Signature Galleries as well as the annual growth in such sales.

Mr. Barnett’s employment agreement provides for receipt of all salary and bonus payments that would have been payable to him for the remaining term of the agreement after a “Change in Control” which provides “Good Reason” for him to terminate his employment.  “Good Reason” is defined to include, among other things, the assignment to duties inconsistent with his senior executive status, a reduction in his base salary, a relocation of him or the Company’s principal office and the termination of any compensation or other employee benefits plans in which he was eligible to participate.

Mr. Fleming and the Company were party to an employment agreement dated August 2, 1999 Mr. Fleming’s employment with the Company ended in June 2001.  In connection with his termination, Mr. Fleming received a severance payment equal to two years of his base salary.

Pursuant to a severance agreement entered into in December 2001, Mr. Catelani’s employment with the Company terminated in February 2002.  In connection with his termination, Mr. Catelani received a severance payment equal to one year of his base salary.

Mr. Lackner and the Company were party to an employment agreement dated October 10, 1997.  Mr. Lackner ceased providing services to the Company in October 2001.  In connection with his termination, the Company agreed to pay Mr. Lackner’s base salary through October 2, 2002.

Mr. Hollender’s employment with the Company ended in August 2001.  In connection with his termination, Mr. Hollender received a severance payment equal to two years of his base salary.

Mr. Guster’s employment with the Company ended in November 2001.  In connection with his termination, Mr. Guster received a severance payment equal to two years of his base salary.

Except for Mr. Montgomery, none of the Named Executive Officers is currently an officer of the Company.

Mr. Montgomery has entered into a three-year employment agreement, effective January 9, 2002.  The agreement provides for an annual base salary of $300,000, and the opportunity to participate in management bonus plans.  The agreement also provides that Mr. Montgomery will receive the greater of (i) one-year base salary and (ii) the base salary remaining for the contract term, if his employment is terminated by the Company without cause or by Mr. Montgomery for good reason, in either case in the absence of or following a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

During the transition period from April 1, 2001 to December 31, 2001, no member of the Company’s Compensation Committee was an employee of the Company.  Except as described below, during the transition period from April 1, 2001 to December 31, 2001 fiscal 2001, no executive officer of the Company served on the board or compensation committee of another company that had an executive officer serve on the Company’s board or its compensation committee.  During the transition period, Mr. Thomopoulos, the Company’s Chairman and interim Chief Executive Officer, served on the Board of Directors of OnVANTAGE, Inc. and Mr. Kenneth E. Raasch, the Chairman of OnVANTAGE, Inc., served on the Company’s Board of Directors.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

The table below shows how much the Company’s Common Stock was beneficially owned as of April 25, 2002 by:

•                  each current director;

•                  each of the Named Executive Officers;

•                  all current Directors and Executive Officers as a group; and

•                  all persons know to the Company to be the beneficial owners of 5% or more of our Common Stock, if any.

Except as otherwise indicated in the footnotes to the table below and as provided pursuant to applicable community property laws, the persons listed below have advised the Company that they have sole voting and investment power with respect to the securities shown as owned by them.  On April 25, 2002, there were 13,305,075 shares of the Company’s Common Stock outstanding.

Name of Beneficial Owners and Addresses (1)	Number of Shares Owned (2)	Right to Acquire (3)	Total Amount of Beneficial Ownership	Percentage of Outstanding Shares(8)
Thomas Kinkade (4)	4,267,276	600,000	4,867,276	35.00
Anthony D. Thomopoulos	1,000	10,000	11,000	*
Ron D. Ford	—	175,000	175,000	1.30
Moe Grzelakowski	—	5,000	5,000	*
Eric Halvorson	5,000	5,000	10,000	*
C. Joseph LaBonte	—	5,000	5,000	*
Herbert D. Montgomery	2,000	37,500	39,500	*
Donald Potter	—	5,000	5,000	*

Name of Beneficial Owners and Addresses (1)	Number of Shares Owned (2)	Right to Acquire (3)	Total Amount of Beneficial Ownership	Percentage of Outstanding Shares(7)
Richard E. Stearns	750	5,000	5,750	*
Craig A. Fleming	—	118,899	118,899	*
Richard F. Barnett(5)	144,775	—	144,775	1.09
James Lambert	—	33,382	33,382	*
Michael J. Catelani	2,000	29,582	31,582	*
Timothy S. Guster	—	—	—	*
J. Edward Hollender	3,000	—	3,000	*
Kenneth E. Raasch(6)	1,991,591	170,681	2,162,272	16.05
Dimensional Fund Advisors (7)	800,100		800,100	6.01
All current directors and executive officers as a group (14 persons)	4,276,026	872,499	5,148,525	36.31

*                 Less than one (1) percent.

(1)          All addresses are 900 Lightpost Way, Morgan Hill, California 95037, except for Kenneth E. Raasch (333 W. Santa Clara St., Suite 1000, San Jose, CA 95113), Craig Fleming (8709 Rose Pt. Court, Orlando, FL 32835), J. Edward Hollender (1323 Pheasant Dr., Gilroy, CA 95020), James Lambert (1531 Santa Ines Way, Morgan Hill, CA 95037), Tim Guster (15119 #6 Union Ave., San Jose, CA 95124), Michael Catelani (5165 Devon Park Ct., San Jose, CA 95136) and Dimensional Fund Advisors (1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401).

(2)          Excludes shares that may be acquired through stock option exercises.

(3)          Includes shares that can be acquired through stock option exercises on or before June 24, 2002, which is 60 days from April 25, 2002; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(4)          The shares owned by Mr. Kinkade are held by the Kinkade Family Trust.

(5)          The shares owned by Mr. Barnett are held by Mr. Richard F. Barnett and Mrs. Loretta K. Barnett, as Trustees of the Barnett Family Trust.

(6)   The shares by Mr. Raasch are held by the Raasch 1993 Revocable Trust.

(7)          Information is derived from Schedule 13G filed by Dimensional Fund Advisors Inc. with the Securities and Exchange Commission on January 30, 2002. Pursuant to such filing, Dimensional Fund Advisors claimed voting and/or investment power over the shares and disclaimed beneficial ownership of the shares.

(8)          Percentage of beneficial ownership is based upon 13,305,075 shares of the Company’s Common Stock outstanding as of April 25, 2002.

Item 13.                            Certain Relationships and Related Transactions

License Agreement with Thomas Kinkade.  Effective December 3, 1997, the Company entered into a license agreement with Thomas Kinkade.  The license agreement supersedes a previous license agreement under which Mr. Kinkade received a flat fee of $18,750 per painting delivered to the Company for reproduction and a royalty agreement under which the Company paid Mr. Kinkade a royalty of 5.0% of net sales of Company owned stores using his name and certain other arrangements. Under the license agreement, Mr. Kinkade receives a flat fee of $25,000 per painting delivered to the Company for reproduction and he is paid a royalty of 4.5% of the net sales of Thomas Kinkade branded artwork and products through May 8, 2000 and 5.0% of the net sales of Thomas Kinkade branded artwork and products thereafter.  Mr. Kinkade is also employed by the Company as Art Director.

Under the license agreement, Thomas Kinkade granted the Company perpetual and exclusive rights to each image produced by Mr. Kinkade under the license agreement, as well as to the library of over 170 existing Thomas Kinkade images, subject to certain exceptions.  In particular, the Company has the exclusive right to produce, sell, distribute and promote reproductions of Mr. Kinkade’s artwork in any form and the right to use the name and likeness of the artist in promoting the sale of its products and development of any brand name associated with Mr. Kinkade.  The new license agreement requires Mr. Kinkade to deliver 150 paintings to the Company during the period commencing December 3, 1997 and ending 15 years thereafter, with at least 10 paintings to be delivered during each of the first five years.  Mr. Kinkade has the right to approve the Company’s products based upon his artwork, as well as promotional materials, business plans and strategic relationships relating to such products or the use of his name or likeness.  Mr. Kinkade retains ownership of the original paintings he produces.

The new license agreement permits Mr. Kinkade to reproduce up to two pieces annually to raise money for the City of Placerville, California.  Mr. Kinkade also retained the right to use his name, likeness and certain artwork in association with non-profit organizations.  In addition, Mr. Kinkade retained the right to use his name in connection with for-profit ventures with the Company’s prior consent, provided that he first offers the opportunity to the Company.  Mr. Kinkade is otherwise subject to a non-compete agreement with the Company under the new license agreement.

The license agreement is terminable by either party after failure by the other party for 90 days to cure a material breach of the agreement.  In addition, Mr. Kinkade may terminate the license agreement in the event of the Company’s insolvency or upon a change of control of the Company.  A change in control is defined to occur on the date when any person or group (as defined in Rule 13(d)(3) under the Securities Exchange Act of 1934) beneficially owns (as defined in such Rule) a number of shares of common stock of the Company in excess of the number of shares then beneficially owned by Mr. Kinkade.  The computation excludes stockholders as of December 3, 1997, to the extent of their beneficial holdings of Common Stock as of such date.  The right of termination may not be invoked by Mr. Kinkade if it is triggered as a result of Mr. Kinkade’s transfer of shares.  After December 3, 2012, the perpetual nature of the license agreement may be terminated by Mr. Kinkade if the Company engages in any material business enterprises unrelated to his work or brand name to which he objects.  Upon any termination of the license agreement by Mr. Kinkade, the Company would be prohibited from selling any products based upon Mr. Kinkade’s artwork, other than the Company’s then existing product inventory.

The Company incurred royalties to Mr. Kinkade under the license agreement in the amounts of $4,675,000, $8,225,000, $9,685,000 and $10,697,000 for the nine-month period ended December 31, 2001 and for the years ended March 31, 2001, 2000 and 1999, respectively.

Separation and Consulting Agreement with Kenneth E. Raasch. Effective May 27, 1999, the Company entered into a separation and consulting agreement with Kenneth E. Raasch, a founder, director and significant stockholder of the Company.  Under the terms of the agreement Mr. Raasch provided consulting services to the Company through December 31, 2000.  During the nine-month period ended December 31, 2001, the nine-month period ended December 31, 2000, and the years ended March 31, 2001 and March 31, 2000, the Company paid Mr. Raasch $14,000, $1,320,000, $990,000 and $1,100,000, respectively, for these consulting services.

In addition, pursuant to the new license agreement, the Company and Thomas Kinkade entered into a stock option agreement as of December 3, 1997, wherein the Company granted to Mr. Kinkade a fifteen-year non-statutory option to purchase 600,000 shares of Common Stock of the Company at $12.375, the closing price on the date of grant.

Ownership and Sale of Thomas Kinkade Gallery, Valley Fair.  On June 30, 1995, the Company purchased the Thomas Kinkade Gallery, Valley Fair, from Linda L. Raasch, spouse of Kenneth E. Raasch, who was President, Chairman and Chief Executive Officer of the Company at the time, for an aggregate purchase price of approximately $1,500,000, of which $1,200,000 was paid in the form of an 8.0% subordinated convertible promissory note due October 10, 2002.  The note is convertible into common stock of the Company at a price of $7.25 per share.  The entire principal amount of the note is due at maturity, unless converted prior to maturity.  Prior to the consummation of the sale transaction, an independent appraisal of the gallery was performed and the terms of the purchase were approved by a special committee of the board of directors.

Licensing Activities. Since August 1, 2001, certain licensing activities and key accounts have been managed by Creative Brands Group, Inc.  The Company and Creative Brands Group are currently in negotiations for Creative Brands Group to continue to perform such services.  Any agreement between the parties will be required to be approved by the disinterested members of the Board of Directors.  Creative Brands Group is primarily owned by Kenneth E. Raasch, a significant shareholder, co–founder and former member of the Board of Directors of the Company.  For the nine-month period ended December 31, 2001, the Company incurred commissions of $631,000 to Creative Brands Group, Inc.  The commission rates under this arrangement are the same as or less than the commission rates quoted to the Company by other licensing management companies.

Trade Accounts Receivable. Effective September 30, 2001, the Company converted $1.6 million of trade accounts receivable, due from an entity in which a relative of Thomas Kinkade, a co-founder of the Company and a member of the Board of Directors, is an investor, into a full recourse three year promissory note. The balance is repayable in equal installments during the three-year period and bears interest of 12% per annum.  The terms of this note are consistent with those of other notes the Company has received from non–related parties in the sale of Company owned Thomas Kinkade stores.  In addition, the related party is indebted to the Company for the sale of the Company for the sale of the Company owned Thomas Kinkade stores in the Monterey and Carmel, California as discussed below.

Sale of Company Owned Store. Effective September 15, 1999, the Company sold the Company owned Thomas Kinkade Stores located in Monterey and Carmel, California to an entity in which a relative of a founder and member of the Board of Directors is an investor.  Consideration for this sale consisted of cash of $75,000 and an 8.5% promissory note in the amount of $1.1 million due in August 2006 with semi–annual principal and interest payments.  The inventory in the stores at the time of the transfer was sold under a separate transaction at normal wholesale prices with extended payment terms.  The terms of this Company owned store sale are consistent with the terms for the sales of other Company owned stores to non–related parties.  The Company commissioned an independent valuation of the Company owned stores in Monterey and Carmel, California and the terms of the sale were based upon the independent valuation.  At December 31, 2001, the Company determined that the notes described above were impaired and accordingly wrote them down to estimated realizable value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 30, 2002 on its behalf by the undersigned, thereunto duly authorized.

MEDIA ARTS GROUP, INC.

	By:	/s/ Ron D. Ford
Ron D. Ford
Chief Executive Officer & Director
(Principal Executive Officer)

Dated April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Ron D. Ford*	Chief Executive Officer and Director (Principal Executive Officer)
	Ron D. Ford		April 30, 2002

	/s/ Herbert D. Montgomery	Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)
	Herbert D. Montgomery		April 30, 2002

	/s/ Thomas Kinkade*	Director	April 30, 2002
Thomas Kinkade

	/s/ Moe Grzelakowski*	Director	April 30, 2002
Moe Grzelakowski

	/s/ Eric Halvorson*	Director	April 30, 2002
Eric Halvorson

	/s/ C. Joseph LaBonte*	Director	April 30, 2002
C. Joseph LaBonte

	/s/ Donald Potter*	Director	April 30, 2002
Donald Potter

	/s/ Richard E. Stearns*	Director	April 30, 2002
Richard E. Stearns

*By:	/s/ Herbert D. Montgomery	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
	Herbert D. Montgomery (Attorney-in-Fact)		April 30, 2002