Form 10-Q
period 2002-03-31
MEDIA ARTS GROUP INC
filed 2002-05-14
CIK 924645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Yes   ☒   No   ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,217,771 at May 9, 2002.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2002	December 31, 2001

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$10,732	$2,148
Accounts receivable, net of allowance for doubtful accounts and sales returns of $5,072 and $8,493	17,109	20,178
Receivables from related parties	152	152
Inventories	13,075	18,271
Prepaid expenses and other current assets	4,196	6,094
Cash surrender value of life insurance	2,476	2,476
Current and deferred income taxes	10,069	11,342
Total current assets	57,809	60,661
Property and equipment, net	20,064	23,106
Notes receivable	668	347
Long-term deferred income taxes	1,971	332
Other assets	971	1,044
Total assets	$81,483	$85,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$1,500
Convertible notes payable to related party	1,200	1,200
Accounts payable	4,430	6,401
Commissions payable	715	609
Accrued royalties	919	1,547
Accrued compensation costs	4,014	1,885
Accrued expenses	4,699	4,443
Deferred compensation costs	2,524	2,524
Capital lease obligation	531	583
Total current liabilities	19,032	20,692

Total liabilities	19,032	20,692

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares Authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized, 13,534,175 shares issued and 13,217,771 outstanding at March 31, 2002 and December 31, 2001	90	90
Additional paid-in capital	38,631	38,616
Deferred stock-based compensation	(11)	(3)
Retained earnings	27,416	29,770
Treasury shares, 316,404 shares at cost at March 31, 2002 and December 31, 2001	(3,675)	(3,675)
Total stockholders’ equity	62,451	64,798
Total liabilities and stockholders’ equity	$81,483	$85,490

See accompanying notes to unaudited condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,

	2002	2001

Net sales	$32,396	$25,261
Cost of sales	17,881	13,760
Gross profit	14,515	11,501

Operating expenses:
Selling and marketing	8,023	8,181
General and administrative	10,207	7,356
Write-down of Internet business assets	—	(27)
Total operating expenses	18,230	15,510

Operating loss	(3,715)	(4,009)
Interest income (expense)	(75)	64
Gain on sales of company owned stores	65	457
Loss before income taxes	(3,725)	(3,488)
Benefit from income taxes	(1,369)	(1,281)

Net loss	$(2,356)	$(2,207)

Net loss per share:
Basic	$(0.18)	$(0.17)
Diluted	$(0.18)	$(0.17)
Shares used in net loss per share computation:
Basic	13,217	13,168
Diluted	13,217	13,168

See accompanying notes to unaudited condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,

	2002	2001
Cash flows from operating activities:
Net loss	$(2,356)	$(2,207)
Adjustments to reconcile to net cash provided in operating activities:
Depreciation and amortization	3,113	1,645
Loss from write-down of Internet business assets	—	(27)
Gain on sales of company owned stores	(65)	(457)
Loss (gain) on disposal of fixed assets	620	(66)
Amortization of stock based compensation	3	27
Tax benefit of stock option transactions	—	11
Current and deferred income taxes	(366)	(1,200)
Changes in assets and liabilities:
Accounts receivable	3,094	10,402
Receivables from related parties	—	(38)
Inventories	5,196	(307)
Prepaid expenses and other assets	1,882	(217)
Other assets	(2)	1,249
Accounts payable	(1,971)	1,376
Commissions payable	106	(973)
Accrued compensation costs	2,129	322
Deferred compensation costs	4	(51)
Income taxes payable	—	(6,940)
Accrued expenses	(628)	474
Accrued royalties	256	(372)
Net cash provided by operating activities	11,015	2,651
Cash flows from investing activities:
Acquisitions of property and equipment	(691)	(5,241)
Proceeds from (notes receivable from) the disposals of galleries	142	(867)
Proceeds from payments of notes receivable	116	168
Purchase of notes receivable	(446)	—
Increase in cash surrender value of life insurance	—	65
Net cash used in investing activities	(879)	(5,875)

Cash flows from financing activities:
Payments on line of credit	(1,500)	—
Repayment of capital lease obligation	(52)	(150)
Proceeds from issuance of common stock	—	72
Net cash used by financing activities	(1,552)	(78)

Net increase (decrease) in cash and cash equivalents	8,584	(3,302)
Cash and cash equivalents at beginning of period	2,148	8,438
Cash and cash equivalents at end of period	$10,732	$5,136

See accompanying notes to unaudited condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim consolidated financial statements of Media Arts Group, Inc. (the “Company”) include the accounts of its wholly owned subsidiary, Thomas Kinkade Stores, Inc. On March 26, 2002, Lightpost Publishing, Inc., Thomas Kinkade Media, Inc., MAGI Sales, Inc. and Exclaim Technologies, each a wholly-owned subsidiary of the Company, were merged with and into the Company. The Company is a designer, manufacturer, marketer and branded retailer of fine-art reproductions, art-based home accessories, collectibles and gift products based upon artwork by Thomas Kinkade.  The Company’s primary products are canvas and paper lithographs as well as other forms of fine-art reproductions.  The Company distributes products through a variety of distribution channels: primarily independently owned branded retail stores, independent dealers and strategic partners.

The condensed interim consolidated financial statements of the Company have been prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K.

On January 24, 2002, the Company’s Board of Directors authorized the change of its fiscal year-end from March 31, 2002 to calendar year ended December 31, 2001. A transition 10-K was filed on April 24, 2002 for the nine-month period ended December 31, 2001.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results of the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

Note 2 - Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The Company is currently assessing the impact of SFAS 143 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Live Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  The Company adopted this pronouncement on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products: No. 00-14, “Accounting for Certain Sales Incentives,” and No. 00-22, “Accounting for “Points” and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.”  EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor’s products.  EITF 00-25 and 01-09 are effective for the interim and year-end periods beginning after December 15, 2001.  The Company adopted this pronouncement on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 3 - Net loss per share

Net loss per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. Common equivalent shares of 1,409,000 and 1,786,000 as of March 31, 2002 and 2001 respectively, have been excluded from the shares used to calculate diluted net loss per common share, as their effect is anti-dilutive.

Note 4 - Inventories

Inventories consisted of (in thousands):

	March 31, 2002	December 31, 2001

Raw materials	$7,153	$7,606
Work-in-process	5,627	6,705
Finished goods	295	3,960
	$13,075	$18,271

Note 5 – Comprehensive Loss

To date, the Company has not had any transactions that are required to be reported in comprehensive loss as compared to its reported net loss.

Note 6 – Operating Segments and Geographic Information

The Company, prior to March 31, 2002, has reported segment information for its three operating segments: wholesale, retail and Internet application service provider (“ASP”).  At March 31, 2002 and 2001, however, retail and ASP revenues were immaterial to the total revenues for the quarter and retail and ASP assets were immaterial to total assets. Therefore, the Company is not required to disclose segment information at March 31, 2002.

Media Arts currently does not sell to geographic regions outside the United States, Canada, England and Scotland.  Currently sales and assets located in Canada, England and Scotland are immaterial.  During the three months ended March 31, 2002 and 2001, no customer accounted for greater than 10% of net sales.

Note 7 - Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities.  In addition, from time to time, dealers assert claims against the Company arising out of their contracts and relationship with the Company in the form of letters and other forms of communication.  Currently, the Company does not believe that any of these legal proceedings or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Note 8 – Reduction in Force

In February 2002, the Company implemented a reduction in force in which 42 employees were informed that they were being terminated over the next 90 days. As part of the severance costs, the Company incurred a $1,800,000 liability for the buy-out of its contractual relationship with one of its executives.  The Company recorded a total liability for the severance of approximately $2,800,000.

Note 9 – Employment Agreement

On January 9, 2002, the Company entered into a three-year employment agreement with one of its officers.  Compensation under the agreement, excluding performance bonus aggregates $300,000 per year. The agreement also provides the officer to receive all salary and bonus payments that would have been payable to him under the agreement after a change of control of the Company which results in the termination of the officer’s employment. The Company paid approximately $80,100 under this contract for the quarter ended March 31, 2002.

Note 10 – Related Party Transactions

Certain original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property.  The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $2,127,900 and $1,631,300 for the quarters ended March 31, 2002 and 2001, respectively.

Since August 1, 2001, certain licensing activities and key accounts have been managed by Creative Brands Group, Inc.  The Company and Creative Brands Group, Inc. are currently in negotiations for Creative Brands Group, Inc. to continue to perform such services.  Any agreement between the parties will be required to be approved by the disinterested members of the Board of Directors. Creative Brands Group, Inc. is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder and former member of the Board of Directors of the Company.  For the quarter ended March 31, 2002, the Company incurred commissions of $385,200 to Creative Brands Group, Inc. The commission rates under this arrangement are the same as or less than the commission rates quoted to the Company by other licensing management companies.

Note 11 — Discontinued Artists

In December 2001, the Company made the strategic decision to discontinue the sales, distribution and marketing of art products of the three artists that the Company represented other than Thomas Kinkade.  The decision was based primarily on the general down-turn in the economy and the Company’s refocus on, and investment of development resources into, the Thomas Kinkade brand.  The Company has restructured its relationship with two of the artists such that the artists will have access to certain of the Company’s distribution channels and other limited support, which will permit existing dealers of their products to purchase products directly from the artists.  The Company does not plan to license any more Masters of Light galleries  (i.e., those galleries devoted exclusively to the sale of works of the three artists. The Company recorded an additional reserve for inventory of other artists of  $261,000 for the quarter ended March 31, 2002.

Note 12 – Warehouse Lease

In January 2002, the Company made a decision to vacate its warehouse facility located in Morgan Hill, California and to consolidate its manufacturing, warehousing and administration into two existing leased facilities. The Company has established a liability of approximately $1,300,000 at March 31, 2002, to cover the abandonment costs and has revised its amortization period for leasehold improvements and other related assets to record said assets to estimated salvage value at the end of their estimated useful life. Therefore, additional amortization expense of $1,900,000 was recorded for the quarter ended March 31, 2001.

Note 13 – Contingent Rent Liability

At December 31, 2001, the Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously Company owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. Therefore the Company established a liability for such guarantees and assignments of approximately $1,000,000 for leases where there was known evidence of default or strong evidence that a default situation was forthcoming. No amounts have been paid, subject to this liability, during the quarter ended March 31, 2002.

Note 14 – Subsequent Events

On April 15, 2002, the Company secured a $20,000,000 revolving bank line-of-credit with Comerica Bank-California.  The term of the facility is 360 days.  The amount available to be borrowed is $15,000,000 prior to the time the Company satisfies certain financial covenants, then $20,000,000 thereafter. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a 0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company must satisfy certain normal and customary conditions relating to documentation, protection and perfection of the bank’s security interest and other matters prior to the Company’s initial borrowing under the facility.

In April 2002, the Company entered into a three-year employment agreement, dated as of January 9, 2002, with its Chief Executive Officer.  Compensation under the agreement, excluding performance bonus aggregates $500,000 per year for the first year, $550,000 for the second and $600,000 for the third. If the agreement is not renewed at the end of the term, the executive will receive a payment equal to one-year base salary. The agreement also provides that the contract will automatically renew for three years upon a change of control of the Company.

On May 1, 2002, the Company and Richard Barnett, a former executive, entered into an agreement (the “May Agreement”) pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett’s employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,750,000 payable in four equal quarterly payments starting July 1, 2002, and either issue to him common stock of the Company or provide him with inventory credit if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company’s Form 10-K for the nine-month period ended December 31, 2001 which contains the audited consolidated financial statements and notes thereto for the nine-month period ended December 31, 2001 and the fiscal years ended March 31, 2001, 2000 and 1999 and financial data for the nine-month period ended December 31, 2000 derived from the Company’s unaudited quarterly consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Some of the statements contained in this Quarterly Report on Form 10-Q, as well as the Company’s Form 10-K for the nine-month period ended December 31, 2001, are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties.  The statements contained in the Report on Form 10-Q, as well as the Company’s Form 10-K for the nine-month period ended December 31, 2001, that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to differ materially from those implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither any other person nor the Company assumes responsibility for the accuracy and completeness of such statements.  Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 14 of this document.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2002 were $32.4 million, a 28.2% increase from $25.3 million of net sales for the same period in the prior year.  The increase in net sales was primarily attributable to the high demand for Thomas Kinkade’s “Lombard Street” release that was very popular and had significant carry over sales from the fourth calendar quarter of 2001.

Gross Profit

Gross profit increased by $3.0 million, or 26.2%, to $14.5 million for the three months ended March 31, 2002 from $11.5 million for the same period in the prior year.  Consolidated gross profit was 44.8% of net sales for the three months ended March 31, 2002, compared to 45.5% of net sales for the same period in the prior year.  The decline in gross profit percentage was due primarily to the establishment of reserves of $5.8 million, during the quarter, for paper items made excess due to the decision to vacate the Company’s warehouse facility and inventory related to discontinued artists. Also included in cost of sales at March 31, 2002 was $333,000 of severance pay for employees terminated during the reduction in force that took place in February 2002. Gross profit for the quarter ended March 31, 2002, net of the reserve adjustments and severance pay, was $20.7 million or 63.9% due primarily to the increase in revenues and the resulting absorption of product fixed overheads through increased efficiencies and manufacturing volumes.

Selling and Marketing Expenses

Selling and marketing expenses were $8.0 million for the three months ended March 31, 2002 compared to $8.2 million for the same period in the prior year.  As a percentage of net sales, selling and marketing expenses were 24.7% for the three months ended March 31, 2002 compared to 32.4% for the same period in the prior year.  Included in the selling and marketing expenses for the quarter was approximately $2.4 million in severance pay for terminated employees due to the reduction in force that took place during the quarter. Selling and marketing expenses, net of severance pay, were $5.6 million or 17.3% of net sales. The decrease in selling and marketing expenses was due to the reduction in force that took place both in the fourth calendar quarter of 2001 and the current quarter.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the three months ended March 31, 2002 compared to $7.4 million for the same period in the prior year.  As a percentage of net sales, general and administrative expenses for the three months ended March 31, 2002 were 31.5% compared to 29.1% for the same period in the prior year.  Included in the general and administrative expenses at March 31, 2002 was a $3.2 million charge representing rental liabilities and increased amortization expense for the vacating of the Company’s warehouse facility in Morgan Hill, California and $620,000 from the loss on disposal of fixed assets.  General and administrative expenses at March 31, 2002, net of reserve charges and disposal losses, were $6.4 million or 19.6% of net sales. The change in general and administrative expenses was primarily due to the reduction in force that took place both in the fourth quarter of 2001 and the current quarter.

Interest Income (Expense)

Net interest expense was $75,000 for the three months ended March 31, 2002 compared to net interest income of $64,000 for the same period in the prior year.  The increase in net interest expense was due to borrowings on the Company’s line-of-credit that was repaid during the quarter and the decline of interest rates paid on idle invested funds.

Sale of Company Owned Stores

During the fiscal year ended March 31, 2001, the Company sold 30 of its Company owned stores to Signature Gallery owners.  No additional stores were sold during the quarter ended March 31, 2002.  During the quarter ended March 31, 2002, the Company recognized $65,000 of gain on the sales of Company owned stores and $457,000 in gain in the same quarter of last year.  The gain recognition was based on the cost recovery method.  As of March 31, 2002, the remaining deferred gains totaled $2.5 million. The Company has reported the net of the notes receivable and deferred gains as other assets at March 31, 2002. Due to the uncertainty of the collectibility of the notes receivable in their entirety, the Company has recorded a reserve of approximately $403,000 at March 31, 2002 for the net balances that are impaired.

Provision for (Benefit from) Income Tax

The benefit from income taxes was $1.4 million for the three months ended March 31, 2002, as compared to $1.3 million for the same period in the prior year.  The Company’s effective income tax rate for the three months ended March 31, 2002 was 36.8% and at March 31, 2001 was 36.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds during the three months ended March 31, 2002 has been from operations.  The Company closed the quarter ended March 31, 2002 with cash of $10.7 million and working capital of $38.8 million, as compared to $2.1 million and $40.0 million as of December 31, 2001.

Net cash provided by operations during the three months ended March 31, 2002 was $11.0 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $3.1 million, in inventories of $5.2 million and prepaid expenses of $1.9 million, an increase in accrued compensation costs, accrued royalties and commissions payable of $2.5 million and a decrease in accounts payable and accrued expenses of $2.6 million. Operating cash was also provided by non-cash items including depreciation and amortization of $3.1 million and the loss on disposal of fixed assets of $620,000 offset by current and deferred income taxes of $366,000 adjusted against the net loss of $2.4 million.  Inventories decreased due to the establishment of additional reserves for paper inventory made excess due to the decision to vacate the Company’s warehouse facility. Net cash provided by operations during the three months ended March 31, 2001 was $2.7 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $10.4 million, a decrease in other assets of $1.2 million, an increase in accounts payable, accrued compensation costs and accrued expenses of $2.2 million offset by an increase in receivables from related parties, inventories and prepaid expenses of $562,000, and a decrease in commissions payable, deferred compensation liability, income taxes payable and accrued royalties of $8.3 million. Operating cash was also provided by non-cash items including depreciation and amortization of $1.6 million and deferred income taxes of $1.2 million offset buy current and deferred income taxes of $1.2 million adjusted against the net loss of $2.2 million.

Net cash used in investing activities was $879,000 during the three months ended March 31, 2002 and primarily related to the purchase of a note receivable of $446,000 and $691,000 of cash used in the acquisition of property and equipment offset by proceeds from notes receivable and the proceeds related to the disposal of galleries of $258,000.  Net cash used in investing activities was $5.9 million during the three months ended March 31, 2001 and primarily related to capital expenditures for property and equipment for the Morgan Hill facility and notes receivable obtained from the sale of galleries.

The Company anticipates that total capital expenditures in 2002 will be approximately $2.3 million and will primarily relate to information system upgrades and equipment.

Cash used by financing activities was $1.6 million during the three months ended March 31, 2002 and was primarily related to payments on the line-of-credit with Bank of America.  Cash used by financing activities was $78,000 during the three months ended March 31, 2001 and was related to payments for a capital lease obligation offset by the proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock.

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California.  The term of the facility is 360 days.  The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants, then $20.0 million thereafter.  Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a 0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company must satisfy certain normal and customary conditions relating to documentation, protection and perfection of the bank’s security interest and other matters prior to the Company’s initial borrowing under the facility.

Throughout the economic slowdown that has been acutely impacting the Company, the Company has experienced a deterioration of the quality of its accounts receivable.  The Company has been monitoring each of its dealer accounts closely and believes that it has adequate reserves, but additional reserves may be required in the future depending on the Company’s ability to collect outstanding accounts receivable.

The Company’s working capital requirements in the foreseeable future will change depending on operating results, the rate of expansion or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events.  The Company and its management believe that its current cash and cash equivalent balance together with future projected net income from operations and existing borrowing capacity under its line-of-credit will be sufficient to meet its working capital requirements for at least the next twelve months.  The Company may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset.  The Company is currently assessing the impact of SFAS 143 on the Company’s consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001.  SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Live Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  The Company adopted this pronouncement on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September of 2001, the FASB Emerging Issues Task Force, or EITF, issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products: No. 00-14, “Accounting for Certain Sales Incentives,” and No. 00-22, “Accounting for “Points” and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.”  EITF 00-25, as codified by EITF 01-09, established the treatment in the statement of operations of vendor consideration to resellers of a vendor’s products.  EITF 00-25 and 01-09 are effective for the interim and year-end periods beginning after December 15, 2001.  The Company adopted this pronouncement on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS

The Company’s business has experienced, and is expected to continue to experience, seasonal fluctuations in net sales and income.  Its net sales historically have been highest in the December quarter and lower in the subsequent March and June quarters. The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the collectibles, gift product and home and decorative accessories industries.  It expects these seasonal trends to continue in the foreseeable future.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of March 31, 2002 and December 31, 2001.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All sales are denominated in U.S. dollars.  As the Company has only an insignificant amount of vendor payments denominated in foreign currencies, the Company’s foreign exchange risk is considered not significant to its consolidated financial position, results of operations or cash flows.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations.

	March 31, 2002	December 31, 2001

Assets:
Cash and cash equivalents	$10,732	$2,148
Average interest rate	1.3%	1.3%
Liabilities:
Bank line-of-credit	$—	$1,500
Interest rate (bank reference rate plus 0.25%) (1)	—	5.0%
Capital lease obligation	$531	$583
Fixed interest rate	10.2%	10.2%
Convertible note payable to related party	$1,200	$1,200
Fixed interest rate	8.0%	8.0%

(1)   rate subsequently changed to bank reference rate plus 3.0% on January 15, 2002, with the signing of the Seventh Amendment to Loan Agreement between Bank of America and the Company dated as of November 30, 2001.

PART II - Other Information

Item 1: Legal Proceedings — From time to time, the Company is involved in various legal proceedings arising from the normal cause of business activities.  In addition, from time to time, dealers assert claims against the Company arising out of their contracts and relationship with the Company in the form of letters and other forms of communication.  Currently, the Company does not believe that any of these legal proceedings or claims are material.

Item 2: Changes in Securities — Pursuant to the terms of the Company’s line-of-credit with Comerica Bank-California, the Company is prohibited from paying any dividends or making any other distributions or payments on account for redemption, retirement or purchase of any capital stock.

Item 3: Defaults upon Senior Securities and Use of Proceeds  - None

Item 4: Submission of Matters to a Vote of Security Holders

(a)          The Annual Meeting of Media Arts Group, Inc. for the fiscal year ended March 31, 2001 was convened on January 24, 2002.

(b)         The following directors were elected to hold office until the next annual meeting:

Nominee	Votes For	Votes Withheld

Anthony D. Thomopoulos	12,506,549	217,188
Thomas Kinkade	12,516,643	207,094
Moe Grgelakowski	12,512,029	211,708
Eric Halvorson	12,513,829	209,908
C. Joseph LaBonte	12,515,709	208,028
Herbert D. Montgomery	12,506,449	217,288
Donald Potter	12,516,352	207,378

(c)          The following matters were voted upon at the meeting:

The selection and ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ended March 31, 2002.

votes for – 12,702,119; against – 14,483; abstain – 7,135; broker non-votes - 0

Item 5: Other Information - Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)                Exhibits –

10.54 – Employment Agreement between the Company and Ron D. Ford, dated as of January 9, 2002.

10.55 – Letter Agreement and Release between the Company and Richard F. Barnett, dated as of May 1, 2002

10.56 – Consulting Agreement, dated as of April 1, 2002, between the Company and Richard F. Barnett.

(b)               Reports on Form 8-K

On January 25, 2002, a report on Form 8-K was filed reporting on (i) the amendment of the Company’s line-of-credit with Bank of America to waive certain financial covenant violations and to extend the expiration date to May 31, 2002 and (ii) the change of the Company’s fiscal year to a calendar year commencing December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA ARTS GROUP, INC.
(Registrant)

By /s/ Ron D. Ford
Ron D. Ford
Chief Executive Officer
(Principal Executive Officer)

By /s/ Herbert D. Montgomery
Herbert D. Montgomery
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 13, 2002