Form 10-Q
period 2002-06-30
MEDIA ARTS GROUP INC
filed 2002-08-14
CIK 924645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,224,232 at August 7, 2002.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,776	$2,148
Restricted cash	2,000	—
Accounts receivable, net of allowance for doubtful accounts and sales returns of $5,198 and $8,493	13,060	20,178
Receivables from related parties	102	152
Inventories	13,690	18,271
Prepaid expenses and other current assets	5,701	6,094
Cash surrender value of life insurance	2,468	2,476
Current and deferred income taxes	10,338	11,342
Total current assets	58,135	60,661
Property and equipment, net	17,558	23,106
Notes receivable	681	347
Long-term deferred income taxes	2,457	332
Other assets	953	1,044
Total assets	$79,784	$85,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$1,500
Convertible notes payable to related party	1,200	1,200
Accounts payable	4,698	6,401
Commissions payable	158	609
Accrued royalties	313	1,547
Accrued compensation costs	3,764	1,885
Accrued expenses	4,830	4,443
Deferred compensation costs	2,524	2,524
Capital lease obligation	463	583
Total current liabilities	17,950	20,692

Total liabilities	17,950	20,692

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized, 13,540,675 shares issued and 13,224,232 outstanding at June 30, 2002 and 13,534,175 shares issued and 13,217,771 outstanding at December 31, 2001	90	90
Additional paid-in capital	38,636	38,616
Deferred stock-based compensation	—	(3)
Retained earnings	26,781	29,770
Treasury shares, 316,295 shares at cost at June 30, 2002 and 316,404 shares at December 31, 2001	(3,673)	(3,675)
Total stockholders’ equity	61,834	64,798
Total liabilities and stockholders’ equity	$79,784	$85,490

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues:
Net product and other revenues	$18,336	$22,686	$49,041	$45,410
Licensing revenues	2,698	1,751	4,389	4,288
Net revenues	21,034	24,437	53,430	49,698
Cost of revenues:
Cost of revenues — product and other	11,195	12,477	28,914	26,069
Cost of licensing revenues	89	79	251	247
Total cost of revenues	11,284	12,556	29,165	26,316
Gross profit	9,750	11,881	24,265	23,382

Operating expenses:
Selling and marketing	5,058	6,784	13,081	14,965
General and administrative	6,117	7,138	16,324	14,494
Write-down of internet business assets	—	—	—	(27)
Total operating expenses	11,175	13,922	29,405	29,432

Operating loss	(1,425)	(2,041)	(5,140)	(6,050)
Interest income (expense)	22	(5)	(53)	59
Gain on sales of company owned stores	29	59	94	516
Loss before income taxes	(1,374)	(1,987)	(5,099)	(5,475)
Benefit from income taxes	(741)	(736)	(2,110)	(2,017)

Net loss	$(633)	$(1,251)	$(2,989)	$(3,458)

Net loss per share:
Basic and diluted	$(0.05)	$(0.09)	$(0.23)	$(0.26)

Shares used in net loss per share computation:
Basic and diluted	13,219	13,193	13,219	13,193

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,989)	$(3,458)
Adjustments to reconcile to net cash provided in operating activities:
Depreciation and amortization	5,571	2,957
Loss from write-down of Internet business assets	—	(27)
Gain on sales of company owned stores	(94)	(516)
Loss (gain) on disposal of fixed assets	766	(66)
Amortization of stock based compensation	6	27
Tax benefit of stock option transactions	—	11
Current and deferred income taxes	(1,121)	(1,944)
Changes in assets and liabilities:
Accounts receivable	7,740	10,508
Receivables from related parties	50	(38)
Inventories	4,581	1,100
Prepaid expenses and other assets	(236)	(84)
Other assets	46	1,249
Accounts payable	(1,703)	(4,155)
Commissions payable	(451)	(729)
Accrued compensation costs	1,879	900
Deferred compensation costs	—	(121)
Income taxes payable	—	(6,940)
Accrued expenses	387	(227)
Accrued royalties	(1,234)	(380)
Net cash provided by (used in) operating activities	13,198	(1,933)
Cash flows from investing activities:
Acquisitions of property and equipment	(789)	(12,674)
Restricted cash	(2,000)	—
Proceeds from (notes receivable for) the disposals of galleries	139	(640)
Proceeds from payments of notes receivable	120	299
Purchase of notes receivable	(446)	—
Increase in cash surrender value of life insurance	8	129
Net cash used in investing activities	(2,968)	(12,886)

Cash flows from financing activities:
Payments on line of credit	(1,500)	—
Net proceeds from line of credit	—	7,000
Repayment of capital lease obligation	(121)	(150)
Proceeds from issuance of common stock	19	79
Net cash provided by (used in) financing activities	(1,602)	6,929

Net increase (decrease) in cash and cash equivalents	8,628	(7,890)
Cash and cash equivalents at beginning of period	2,148	8,438
Cash and cash equivalents at end of period	$10,776	$548

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

The condensed interim consolidated financial statements of the Company have been prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results of the interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

Note 2 — Recent Accounting Pronouncements

In April 2002, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. This  Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions in paragraphs 8 and 9(c) of SFAS No. 14 relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May15, 2002. The Company believes its adoption will not have a significant impact on its consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3 — Net loss per share

Net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. Common equivalent shares of 1,205,000 and 3,054,000 as of June 30, 2002 and June 30, 2001, respectively, have been excluded from the shares used to calculate diluted net loss per common share, as their effect is anti-dilutive.

Note 4 — Inventories

Inventories consisted of (in thousands):

	June 30,	December 31,
	2002	2001
Raw materials	$4,888	$7,606
Work-in-process	5,765	6,705
Finished goods	3,037	3,960
	$13,690	$18,271

Note 5 — Comprehensive Loss

To date, the Company has not had any transactions that are required to be reported in comprehensive loss as compared to its reported net loss.

Note 6 — Operating Segments and Geographic Information

The Company, prior to March 31, 2002, has reported segment information for its three operating segments: wholesale, retail and Internet application service provider (“ASP”).  Segment information is omitted however because for the periods ended June 30, 2002 and 2001 because retail and ASP revenues were immaterial to the total revenues for the quarter and retail and ASP assets were immaterial to total assets.

The Company currently does not sell to geographic regions outside the United States, Canada, England and Scotland.  Currently sales and assets located in Canada, England and Scotland are immaterial.  During the six months ended June 30, 2002 and 2001, no customer accounted for greater than 10% of net sales.

Note 7 — Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities.  Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationship claims or demands for recision or equitable relief. Generally, the Company  also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts receivable incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates  the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the

Company, either individually or in the aggregate. However, the Company’s evaluation of these pending disputes could change in the future.

Note 8 — Related Party Transactions

Certain original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property.  The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $1,153,000, $3,281,000, $1,396,000 and $3,028,000 for the quarter and six months ended June 30, 2002 and 2001, respectively.

Since August 1, 2001, certain licensing activities and key accounts have been managed by Creative Brands Group, Inc.  The Company and Creative Brands Group, Inc. are currently in negotiations for Creative Brands Group, Inc. to continue to perform such services.  Any agreement between the parties will be required to be approved by the disinterested members of the Board of Directors. Creative Brands Group, Inc. is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder and former member of the Board of Directors of the Company.  For the quarter and six months ended June 30, 2002, the Company incurred commissions of $341,000 and $726,000 to Creative Brands Group, Inc., respectively. The commission rates under this arrangement are the same as or less than the commission rates quoted to the Company by other licensing management companies.

In April 2002, the Company entered into a three-year employment agreement, dated as of January 9, 2002, with its Chief Executive Officer.  Compensation under the agreement, excluding performance bonus, aggregates $500,000 per year for the first year, $550,000 for the second and $600,000 for the third. If the agreement is not renewed at the end of the term, the executive will receive a payment equal to one-year base salary. The agreement also provides that the contract will automatically renew for three years upon a change of control of the Company. The Company paid approximately $125,000 under this contract for the quarter ended June 30, 2002.

On May 1, 2002, the Company and Richard Barnett, a former executive, entered into an agreement (the “May Agreement”) pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett’s employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,000,000 payable in four equal quarterly payments starting July 1, 2002, and either issue to him common stock of the Company or provide him with inventory credit of $750,000 if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002. The Company paid approximately $262,000 and transferred $163,000 of inventory under these contracts during the quarter ended June 30, 2002.

Note 9 — Contingent Rent Liability

At December 31, 2001, the Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously Company owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. Therefore the Company established a liability for such guarantees and assignments of approximately $1,000,000 at December 31, 2001 and increased this liability by approximately $400,000 at June 30, 2002 for leases where there was known evidence of default or strong evidence that a default situation was forthcoming. Approximately $12,000 has been paid, subject to this liability, during the quarter and six months ended June 30, 2002. The total third party rental payments due under guaranteed or assigned leases is approximately $9.2 million with such leases expiring at various times through January 2010.

Note 10 — Bank Line-of Credit

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

The Company, as part of the agreement, is prohibited from paying any dividends or making any other distributions or payments on account for redemption, retirement or purchase of any capital stock. The Company was in compliance with all of its financial covenants and had no balance outstanding for the above-mentioned line-of-credit at June 30, 2002.

Note 11 — Restricted Cash

The Company was required to establish and maintain, as part of its financial covenants with the bank for its line-of-credit, a minimum of $2.0 million in its cash account with the bank. Although the Company may withdraw this cash at any time, it is still required to maintain that level in order to comply with its financial covenant. Therefore, the Company has shown this amount on its balance sheet as restricted cash.

Note 12 — Warehouse Lease

In June 2002, the Company, pursuant to its plan established in the interim period March 2002, vacated its warehouse facility located in Morgan Hill, California and consolidated its manufacturing, warehousing and administration into two existing leased facilities. The Company had established a liability of approximately $1,300,000 at March 31, 2002, to cover the abandonment costs and had revised its amortization period for leasehold improvements and other related assets to record said assets to estimated salvage value of the remaining estimated useful life. Therefore, additional depreciation and amortization expense of $559,000 was recorded for the quarter ended June 30, 2002.

Note 13 — Subsequent Events

On July 10, 2002, the Company received approximately $4.3 million in cash as a result of its filing an application for refund of taxes due to a carry-back of its net operating losses incurred last year.

On July 31, 2002, the Company signed a Manufacturing Agreement and a Dealer Agreement with Mill Creek Press, Inc. doing business as “Advanced Art” and Home Interiors & Gifts Inc. (“Home Interiors”), respectively. Under the terms of the agreements Advanced Art has the right to manufacturer and supply Home Interiors with twelve of the Company’s products.

On August 8, 2002, the Company terminated its Chief Executive Officer, Ron Ford, effective immediately. The announcement stated that the termination was completely unrelated to the Company’s performance or financial condition. In the interim, Anthony D. Thomopoulos, has been appointed Chief Executive Officer until a permanent replacement can be identified and retained by the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company’s Form 10-K for the period ended December 31, 2001 which contains the audited consolidated financial statements and notes thereto for the nine-month period ended December 31, 2001 and the fiscal years ended March 31, 2001, 2000 and 1999 and financial data for the nine-month period ended December 31, 2000 derived from the Company’s unaudited quarterly consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

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

RESULTS OF OPERATIONS

Net Revenues

Net product and other revenues for the three and six months ended June 30, 2002 were $18.3 million and $49.0 million, respectively. This represents a 19.2% decrease and a 8.0% increase from $22.7 million and $45.4 million of net product and other revenues for the same three and six month periods in the prior year.  The decrease in net product and other revenues for the three-month period is due to the continuing softness in demand reflective of the current economic uncertainties. The increase in net product and other revenues for the six-month period, however is attributable to the high demand for Thomas Kinkade’s “Lombard Street” release that was very popular and had significant carryover sales from the fourth calendar quarter of 2001 which favorably impacted the Company’s first quarter 2002 net product and other revenues.

Licensing revenues for the three and six months ended June 30, 2002 were $2.7 million and $4.4 million, respectively. This represents a 54.1% and 2.4% increase from $1.8 million and $4.3 million of licensing revenues for the same three and six month periods in the prior year. The increase in licensing revenues for both the quarter and six months ended June 30, 2002 is due to the increase in the number of licensing agreements from the prior year.

Gross Profit

Gross profit of $9.8 million and $24.3 million for the three and six-month periods ended June 30, 2002, respectively, decreased by $2.1 million, or 17.9%, and increased by $883,000, or 3.8%, as compared with the same three and six-month periods of last year. Gross profit was 46.4% and 45.4% of net revenue for the three and six-month periods ended June 30, 2002, respectively, as compared to 48.6% and 47.0% of net revenue for the same periods in the prior year.  The decline in gross profit and gross profit percentage for the three-month period was due primarily to the decline in revenues due to the current economic slowdown and the related manufacturing overhead absorption variances associated with a decline in volumes due to the relatively fixed nature of the Company’s manufacturing overheads. The increase in gross profit for the six-month period ended June 30, 2002, as compared with the same six-month period ended June 30, 2001 was due to the increase in revenues due to the carryover of demand for Thomas Kinkade’s “Lombard Street” release. The decrease in overall gross profit percentage for the six-month period ended June 30, 2002 as compared with the same period of last year was due to the establishment of significant inventory reserves of approximately $5.8 million and the recording of $333,000 of severance pay for employees that were terminated as part of a reduction in force which took place in February 2002. Cost of product and other revenues represent manufacturing costs including payroll, benefits and other expenses, royalties and distribution costs. Cost of revenue for licensing represent royalties paid on license amounts collected during the period.

Selling and Marketing Expenses

Selling and marketing expenses were $5.1 million and $13.1 million for the three and six-month periods ended June 30, 2002, respectively, as compared to $6.8 million and $15.0 million for the same periods in the prior year.  As a percentage of net revenue, selling and marketing expenses were 24.0% and 24.5% for the three and six-month periods ended June 30, 2002, respectively, as compared to 27.8% and 30.1% for the same periods in the prior year. The decrease in sales and marketing expenses for both the three and six-month periods was due to the reduction in work force that took place in February 2002 which resulted in a more efficient sales and marketing organization.

General and Administrative Expenses

General and administrative expenses were $6.1 million and $16.3 million for the three and six-month periods ended June 30, 2002, respectively, as compared to $7.2 million and $14.5 million for the same periods in the prior year.  As a percentage of net sales, general and administrative expenses for the three and six-month periods ended June 30, 2002 were 29.1% and 30.6%, respectively, as compared to 29.2% for the same periods in the prior year.  The reason for the decline in general and administrative expenses for the three-month period was due to reduced costs  realized from  the reduction in work force that took place in February 2002. The reason for the increase in general and administrative expenses for the six-month period ended June 30, 2002 as compared with the same time period in the prior year was due to the significant charges that occurred in the first quarter that included a $3.2 million charge representing rental liabilities and increased amortization expense for the vacating of the Company’s warehouse facility in Morgan Hill, California and $620,000 from the loss on disposal of fixed assets.

Interest Income (Expense)

Net interest income (expense) was $22,000 and ($53,000) for the three and six-month period ended June 30, 2002, respectively as compared to net interest income (expense) of ($5,000) and $59,000 for the same periods in the prior year.  The increase in net interest income for the three-month period was due to the increase in invested cash from the prior year. The increase in net interest expense for the six-month period was due to the amount of bank fees paid to secure the Company’s existing line-of-credit and the decrease of interest rates paid on invested funds.

Sale of Company Owned Stores

During the fiscal year ended March 31, 2001, the Company sold 30 of its Company owned stores to Signature Gallery owners.  No stores were sold during the six-months ended June 30, 2002.  During the three and six-month periods ended June 30, 2002, the Company recognized $29,000 and $94,000 of gain on the sales of Company owned stores, respectively, as compared with $59,000 and $516,000 in gain for the same time periods of last year.  The gain recognition was based on the cost recovery method.  As of June 30, 2002, the remaining deferred gains totaled $2.5 million. The Company has reported the net of the notes receivable and deferred gains as other assets at June 30, 2002. Due to the uncertainty of the collectibility of some notes receivable from the sale of galleries,  the Company has recorded an additional reserve of approximately $36,000, net at June 30, 2002 increasing the reserve to $439,000 for the net balances that are impaired.

Benefit from Income Tax

The benefit from income taxes was $741,000 and $2.1 million for the three and six-month periods ended June 30, 2002, as compared to $736,000 and $2.0 million for the same time periods in the prior year.  The Company’s effective income tax rate for the three and six-month periods ended June 30, 2002 was 53.9% and 41.4% compared to 37.0% and 36.8% for the same time periods in the prior year. The reason for the higher effective tax rate for the three and six-month periods ended June 30, 2002 as compared with last year and compared to federal and state effective tax rates was the higher than anticipated allowable tax refund received in July 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds during the three and six- months ended June 30, 2002 has been from operations.  The Company closed the quarter ended June 30, 2002 with unrestricted cash of $10.8 million and total cash, cash equivalents and restricted cash of $12.8 million and working capital of $40.2 million, as compared to cash, cash equivalents, and restricted cash of  $2.1 million and working capital of $40.0 million as of December 31, 2001.

Net cash provided by operations during the six months ended June 30, 2002 was $13.2 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $7.7 million and in inventories of $4.6 million and an increase in accrued compensation costs and accrued expenses of $2.3 million, offset by a decrease in accounts payable, accrued commissions and accrued royalties of $3.4 million and an increase in prepaid expenses and other assets of $236,000. Operating cash was also provided by non-cash items including depreciation and amortization of $5.6 million and the loss on disposal of fixed assets of $766,000 offset by current and deferred income taxes of $1.1 million adjusted against the net loss of $3.0 million.  Inventories decreased primarily as a result of the establishment of additional reserves for paper inventory in the first quarter.  Net cash used by operations during the six months ended June 30, 2001 was $1.9 million consisting of the net loss of $3.5 million offset by non-cash items including depreciation and amortization of $3.0 million offset by the gain recognized from the sale of Company stores of $516,000 and the increase in current and deferred taxes of $1.9 million. Operating cash was also utilized by changes in assets and liabilities including a decrease in accounts payable of $4.2 million, a decrease in income taxes payable of $6.9 million and a decrease in accrued expenses, accrued royalties, commissions payable and deferred compensation costs of $1.5 million. These were offset by the decrease in accounts receivable of $10.5 million, inventories of $1.1 million, other assets of $1.2 million and a decrease in accrued compensation costs of $900,000.

Net cash used in investing activities was $3.0 million during the six months ended June 30, 2002 and primarily related to the increase in restricted cash of $2.0 million, the purchase of a note receivable of $446,000 and $789,000 of cash used in the acquisition of property and equipment offset by proceeds from notes receivable and the disposal of galleries of $259,000.  Net cash used in investing activities was $12.9 million during the six months ended June 30, 2001 and primarily related to capital expenditures for property and equipment for the Morgan Hill facility of $12.7 million and notes receivable obtained from the sale of galleries of $640,000 offset by the proceeds received from the payments of notes receivable of $299,000 and the increase in the cash surrender value of life insurance of $129,000.

The Company anticipates that total capital expenditures for the balance of 2002 will be approximately $2.2 million and will primarily relate to information system upgrades and equipment.

Cash used in financing activities was $1.6 million during the six months ended June 30, 2002 and primarily was related to payments on its line-of-credit of $1.5 million and the repayment of a capital lease obligation of $121,000 and proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock of $19,000.  Cash provided by financing activities was $7.0 million during the six months ended June 30, 2001 and was related to the proceeds from the bank line-of-credit of $7.0 million and proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock of $79,000, offset by payments for a capital lease obligation of $150,000.

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California.  The term of the facility is 360 days.  The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants, then $20.0 million thereafter.  Included as part of the Company’s financial covenants was a requirement to maintain a minimum cash balance with the bank of $2.0 million. At June 30, 2002, the Company had approximately $5.7 million of cash on deposit with Comerica and has recorded a $2.0 million minimum balance requirement as restricted cash on its Balance Sheet. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a

0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company must satisfy certain normal and customary conditions relating to documentation, protection and perfection of the bank’s security interest and other matters prior to the Company’s initial borrowing under the facility. The Company was in compliance with all of its financial covenants at June 30, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. This  Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions in paragraphs 8 and 9(c) of SFAS No. 14 relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May15, 2002. The Company believes its adoption will not have a significant impact on its consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on its consolidated financial position, results of operations or cash flows.

SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS

The Company’s business has experienced, and is expected to continue to experience, seasonal fluctuations in net revenue and income.  Its net revenue historically has been highest in the December quarter and lower in the subsequent March and June quarters. The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the collectibles, gift product and home and decorative accessories industries.  The Company  expects these seasonal trends to continue in the foreseeable future.

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

In addition, since a significant portion of the Company’s net revenue is generated from orders received in the quarter, revenue in any quarter are substantially dependent on orders booked in that quarter.  Results of operations may also fluctuate based on extraordinary events.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.  Fluctuations in operating results may also result in volatility in the price of the Company’s common stock.

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

The Company Faces Risks Related to Its Dependence on One Artist.  If the license agreement with Thomas Kinkade were terminated or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade’s services would have a material adverse effect on the Company’s business, operating results, financial position and cash flow.  Moreover, the available remedies in the event of a breach of the license agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract.  Upon any loss of Mr. Kinkade’s services, the Company may seek to expand the number of products based upon Mr. Kinkade’s then existing images, to the extent Mr. Kinkade has not terminated the Company’s rights thereto, and/or develop relationships with other artists and offer products based upon their work. In addition, the Company is highly dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade.  Any decline in revenue of such products in existing markets or any failure of such products to gain consumer acceptance in new market channels would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

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

The expansion of exclusive, branded galleries is dependent upon a number of factors, including the Company’s ability to locate suitable sites, identify appropriate owners and integrate them into the independent dealership network, as well as the ability of such owners to effectively promote and sell products.  The Company intends to establish galleries in certain geographic markets that may present competitive challenges that have not been experienced to date.  In addition, new stores may open in the proximity of existing galleries and dealers, which may reduce revenue to existing locations. Furthermore, the laws of certain states may limit the Company’s ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in those states.  Failure of the Company to achieve expansion of exclusive, branded galleries or of the galleries to remain profitable could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.  There can be no assurance that the Company will be able to identify suitable owners for Signature Galleries’ expansion or that such owners will become effective distributors for our products.

The Company May Have Difficulty Effectively Managing Expansion.  The Company’s strategy for introducing new brands and products and expanding distribution channels could place a significant strain on management and operations.

Expansion requires the need to address changing operational demands and to implement and develop systems and procedures to appropriately deal with those changes.  There can be no assurance that the increased demands will be anticipated. In addition, labor staffing may need to be increased or other efficiencies may need to be implemented in order to satisfy any significant future increase in product revenue. The failure to increase operational and manufacturing capacity in a timely and effective manner, while maintaining rigid product quality and customer service standards, could result in a failure to meet demand on a timely basis.  The inability to increase manufacturing capacity would have a material adverse effect on the business and results of operations.  Failure to continue to upgrade operating and financial control systems and address operational inefficiencies could have a material adverse effect on the Company and its results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth.  Moreover, in the event any overproduction results from expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of products, resulting in reduced demand for products, particularly, highly popular limited editions.  Any reductions in revenue or margins resulting from a decrease in demand could have a material adverse effect on the Company’s business, financial position, operating results and cash flows.

The Company Faces Risks Related to Its Dependence upon Consumer Preferences.  Revenue of existing and new products depend significantly upon continued consumer demand for the Thomas Kinkade brand and products.  Demand for products can be affected generally by consumer preferences, which are subject to frequent and unanticipated changes.  The Company is dependent upon the ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences.  Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower revenue, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on the business and results of operations.  There can be no assurance that the current level of demand for products based upon Mr. Kinkade’s artwork will be sustained or grow. Any decline in the demand for such products or failure of demand to grow would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces Risks Related to Its Introduction of New Product Lines.  A significant element of the Company’s business strategy has been to expand the Thomas Kinkade brand into new product lines.  Historically, substantially all revenue from Thomas Kinkade products were generated through revenue of limited edition and open edition wall art products and through other home decorative accessories and gift products.  As new products are developed, there can be no assurance that these potentially new products can be successfully marketed or that any of the new product lines will gain market acceptance. The inability to market new products could result in lower than anticipated revenue for such products and adversely affect the image and value of the Thomas Kinkade brand.

The Company Faces a Number of Risks Related to Product Revenue Through Third Parties.  Retail product distribution, as well as communication with the end customer, is primarily conducted by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name.  The Company has entered into licensing agreements with Signature Gallery owners granting them limited use of the Thomas Kinkade name.  However, the failure of these dealers to properly represent the Company’s products could damage its reputation or the reputation of Thomas Kinkade and adversely affect the Company’s ability to build the Thomas Kinkade brand, resulting in a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company.  Although we conduct our business through an independently owned and operated dealer network, state business opportunity and franchise laws may impact our relationships with our dealers.  Certain of our dealers may sell products that may compete with our products.  While we encourage our dealers to focus on our products through market and support programs, these dealers may give  priority  to products of competitors.  Some of our dealers may experience financial difficulties, which could adversely impact our collection of accounts receivables.  The Company regularly reviews the collectibility and credit-worthiness of its dealers to determine an appropriate allowance for doubtful accounts.  The Company’s uncollectable accounts could exceed its current or future allowances.

The Company Faces Risks Due to Reliance on Third Parties.  The Company utilizes third parties to manufacture certain products and supply certain materials and components for use in the manufacturing processes.  Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity.  Most of the Company’s three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements.  The failure of any of these third party manufacturers to produce products that meet rigid specifications could result in lower revenue or otherwise adversely affect consumer perceptions of company brands and products.  Poor consumer perception could have a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company.

In addition, third party vendors also supply the paper, canvas, paint and other raw materials and components used in the canvas lithograph production process.  The failure of any of these third party vendors to produce products that meet the Company’s rigid specifications could result in lower revenue or otherwise adversely affect consumer perceptions of the Kinkade brand and products.  The Company relies on third party vendors to supply frames for its limited edition and other wall art products.  Although the Company maintains relationships with several framing suppliers, in the past shortages from framing suppliers has been problematic.  Any significant shortage could lead to cancellations of customer orders or delays in placement of orders.  There can be no assurance that the Company will not encounter shortages in the future, and any prolonged shortage of paper, canvas, paint, frames or other materials could have a material adverse effect on the Company’s business, consolidated financial position, operating results and cash flows.

Changes in Economic Conditions and Consumer Spending Could Adversely Impact the Company’s Revenue.

The home decorative accessories, collectibles and gift product industries are subject to cyclical variations.  Purchases of these products are discretionary for consumers and, therefore, such purchases tend to decline during periods of recession in the national or regional economies and may also decline at other times, and may be subject to seasonal cycles. The Company’s success depends, in part, upon a number of economic factors relating to discretionary consumer spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. In addition, the Company’s business is sensitive to consumer spending patterns and preferences.  Shifts in consumer discretionary spending away from home decorative accessories, collectibles or gift products, as well as general declines in consumer spending, could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

Critical Personnel May be Difficult to Attract, Assimilate and Retain.  The Company is dependent upon the efforts of executive officers and other key personnel, as well as its ability to continue to attract and retain qualified personnel in the future.  Key man insurance in the amount of approximately $60 million on the lives of certain key personnel, including Thomas Kinkade, is currently maintained by the Company.  The loss of certain executive officers and key personnel or inability to attract and retain qualified personnel in the future could have a material adverse effect on the business and results of operations.

Seasonality and Fluctuations in Operating Results.  The Company’s business has experienced, and is expected to continue to experience, significant seasonal fluctuations in net revenue and income.  The Company’s net revenue historically has been highest in the December quarter and lower in the subsequent March and June quarters.  The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

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

In addition, since a significant portion of the Company’s net revenue is generated from orders received in the quarter, revenue in any quarter are substantially dependent on orders booked in that quarter.  Results of operations may also fluctuate based on extraordinary events.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.  Fluctuations in operating results may also result in volatility in the price of the Company’s Common Stock.

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

The Company Relies Heavily on Intellectual Property Rights.  The Company relies on a combination of contractual rights, trademarks, trade secrets, copyrights and patents to establish and protect proprietary rights in its products and brands.  Moreover, steps taken by the Company to protect its products and brand may not deter their misuse or theft.  The Company is aware of a number of unauthorized uses of its products and brand.  Litigation may be necessary to enforce and protect the Company’s intellectual property rights.  Such litigation could be expensive and divert management’s attention away from the operation of the business.

Pending or Future Litigation. From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities.  Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationship claims or demands for recision or equitable relief. Generally, the Company  also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts receivable incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates  the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company’s evaluation of these pending disputes could change in the future.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of June 30, 2002 and December 31, 2001.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All revenue are denominated in U.S. dollars.  As the Company has only an insignificant amount of vendor payments denominated in foreign currencies, the Company’s foreign exchange risk is considered immaterial to its consolidated financial position, results of operations or cash flows.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations.

	June 30,	December 31,
	2002	2001
Assets:
Cash, restricted cash and cash equivalents	$12,776	$2,148
Average interest rate	1.3%	1.3%
Liabilities:
Bank line-of-credit	$—	$1,500
Interest rate (bank reference rate plus 0.25%) (1)	—	5.0%
Capital lease obligation	$463	$583
Fixed interest rate	10.2%	10.2%
Convertible note payable to related party	$1,200	$1,200
Fixed interest rate	8.0%	8.0%

(1)        rate subsequently changed to bank reference rate plus 3.0% on January 15, 2002, with the signing of the Seventh Amendment to Loan Agreement between Bank of America and the Company dated as of November 30, 2001.

PART II - Other Information

Item 1: Legal Proceedings — From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities.  Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationship claims or demands for recision or equitable relief. Generally, the Company  also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts receivable incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates  the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company’s evaluation of these pending disputes could change in the future.

Item 2: Changes in Securities — Pursuant to the terms of the Company’s line-of-credit with Comerica Bank-California, the Company is prohibited from paying any dividends or making any other distributions or payments on account for redemption, retirement or purchase of any capital stock. In addition, the Company is required to establish and maintain, as part of its financial covenants, a minimum of $2.0 million in its cash deposit account with Comerica. Such amount is reflected as restricted cash on the Company’s balance sheet.

Item 3: Defaults upon Senior Securities and Use of Proceeds  — None

Item 4: Submission of Matters to a Vote of Security Holders -The Annual Meeting of Media Arts Group, Inc. for the fiscal year ended December 31, 2001 was convened on July 17, 2002. The results of that meeting and the results of the matters subject to a vote of the security holders will be disclosed in the Company’s 10Q for the quarter ended September 30, 2002.

Item 5: Other Information - In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the three months ended June 30, 2002 by the company’s Audit Committee to be performed by the company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the company. There were no non-audit services performed by the Company’s external auditor during the three months ended June 30, 2002.

Item 6: Exhibits and Reports on Form 8-K

(a)                Exhibits

99.1  Certificate pursuant to 18 USC Section 135D, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)               Reports on Form 8-K

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

Date:  August 14, 2002