Form 10-Q
period 2002-09-30
MEDIA ARTS GROUP INC
filed 2002-11-15
CIK 924645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,224,232 at November 13, 2002.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,248	$2,148
Restricted cash	2,000	—
Accounts receivable, net of allowance for doubtful accounts and sales returns of $5,562 and $8,493	15,429	20,178
Receivables from related parties	96	152
Inventories	13,200	18,271
Prepaid expenses and other current assets	3,929	6,094
Cash surrender value of life insurance	2,071	2,476
Current and deferred income taxes	5,688	11,342
Total current assets	58,661	60,661
Property and equipment, net	18,668	23,106
Notes receivable	652	347
Long-term deferred income taxes	2,457	332
Other assets	887	1,044
Total assets	$81,325	$85,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$1,500
Convertible notes payable to related party	1,200	1,200
Accounts payable	4,416	6,401
Commissions payable	184	609
Accrued royalties	484	1,547
Accrued compensation costs	3,457	1,885
Accrued expenses	4,131	4,443
Deferred compensation costs	2,524	2,524
Capital lease obligation	384	583
Total current liabilities	16,780	20,692
Other liabilities	2,268	—
Total liabilities	19,048	20,692

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares
Authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized, 13,540,675 shares issued and 13,224,232 outstanding at September 30, 2002 and 13,534,175 shares issued and 13,217,771 outstanding at December 31, 2001	90	90
Additional paid-in capital	38,636	38,616
Deferred stock-based compensation	—	(3)
Retained earnings	27,224	29,770
Treasury shares, 316,295 shares at cost at September 30, 2002 and 316,404 shares at December 31, 2001	(3,673)	(3,675)
Total stockholders’ equity	62,277	64,798
Total liabilities and stockholders’ equity	$81,325	$85,490

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Net product and other revenues	$19,666	$22,039	$68,707	$67,449
Licensing revenues	1,437	2,742	5,826	7,030
Net revenues	21,103	24,781	74,533	74,479
Cost of revenues:
Cost of revenues - product and other	10,703	12,349	39,649	38,450
Cost of licensing revenues	72	137	291	352
Total cost of revenues	10,775	12,486	39,940	38,802
Gross profit	10,328	12,295	34,593	35,677

Operating expenses:
Selling and marketing	4,869	6,707	17,950	21,672
General and administrative	4,810	9,528	21,134	24,022
Write-down of internet business assets	—	1,797	—	1,770
Total operating expenses	9,679	18,032	39,084	47,464

Operating income (loss)	649	(5,737)	(4,491)	(11,787)
Interest income (net of interest expense)	74	169	21	228
Gain on sales of company owned stores	28	44	122	560
Income (loss) before income taxes	751	(5,524)	(4,348)	(10,999)
Provision for (benefit from) income taxes	308	(2,043)	(1,802)	(4,060)

Net income (loss)	$443	$(3,481)	$(2,546)	$(6,939)

Net income (loss) per share:
Basic and diluted	$0.03	$(0.26)	$(0.19)	$(0.53)

Shares used in net income (loss) per share computation:
Basic and diluted	13,224	13,207	13,221	13,200

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,546)	$(6,939)
Adjustments to reconcile to net cash provided in operating activities:
Depreciation and amortization	4,755	4,418
Loss from write-down of Internet business assets	—	1,770
Gain on sales of company owned stores	(122)	(560)
Loss (gain) on disposal of fixed assets	719	(66)
Amortization of stock based compensation	6	33
Tax benefit of stock option transactions	—	11
Current and deferred income taxes	(1,813)	(3,968)
Changes in assets and liabilities:
Accounts receivable	4,750	10,438
Receivables from related parties	56	(38)
Inventories	5,071	3,242
Prepaid expenses and other assets	2,163	161
Conversion of notes receivable	(446)	—
Other assets	22	1,103
Accounts payable	(1,985)	(3,171)
Commissions payable	(425)	(530)
Accrued compensation costs	1,572	1,008
Deferred compensation costs	—	(138)
Income taxes receivable (payable)	5,342	(6,940)
Accrued expenses	(312)	(188)
Accrued royalties	(1,063)	(241)
Other liabilities	2,268	—
Net cash provided by (used in) operating activities	18,012	(595)
Cash flows from investing activities:
Acquisitions of property and equipment	(1,036)	(17,017)
Restricted cash	(2,000)	—
Proceeds from (notes receivable for) the disposals of galleries	256	(499)
Proceeds from payments of notes receivable	143	400
Decrease in cash surrender value of life insurance	405	161
Net cash used in investing activities	(2,232)	(16,955)

Cash flows from financing activities:
Payments on line of credit	(1,500)	—
Net proceeds from line of credit	—	10,000
Repayment of capital lease obligation	(199)	(198)
Proceeds from issuance of common stock	19	131
Net cash provided by (used in) financing activities	(1,680)	9,933

Net increase (decrease) in cash and cash equivalents	14,100	(7,617)
Cash and cash equivalents at beginning of period	2,148	8,438
Cash and cash equivalents at end of period	$16,248	$821

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

The condensed interim consolidated financial statements have been prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results of the interim period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

Note 2 – Recent Accounting Pronouncements

In April 2002, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”)  No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002, “ which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions in paragraphs 8 and 9(c) of SFAS No. 14 relating to SFAS No. 13 were effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 were effective for financial statements issued on or after May15, 2002. The adoption of SFAS No. 145 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3 - Net income (loss) per share

The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for basic net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average number of shares - basic	13,224	13,207	13,221	13,200
Incremental shares from assumed exercise of stock options	—	—	—	—
Weighted average number of shares - diluted	13,224	13,207	13,221	13,200

Due to the net losses incurred during the nine months ended September 30, 2002 and the three and nine month periods ended September 30, 2001, no adjustment is made for the assumed exercise of stock options, as the effect would be antidilutive. Had the effect not been antidilutive, an adjustment would have been made of 1,500 shares for the three and six months ended September 30, 2001. No adjustment would have been necessary for the three and nine months ended September 30, 2002 since the exercise price of all but 272 shares of outstanding options issued within the period are above the Company’s closing market price at September 30, 2002. Therefore, common equivalent shares of 1,254,000 and 2,254,000 as of September 30, 2002 and September 30, 2001, respectively, have been excluded from the shares used to calculate diluted net income (loss) per common share, as their effect is antidilutive.

Note 4 - Inventories

Inventories consisted of (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$7,710	$7,606
Work-in-process	2,210	6,705
Finished goods	3,280	3,960
	$13,200	$18,271

Note 5 – Comprehensive Income (Loss)

To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net income (loss).

Note 6 – Operating Segments and Geographic Information

The Company, prior to March 31, 2002, has reported segment information for its three operating segments: wholesale, retail and Internet application service provider (“ASP”). Segment information is omitted for the periods ended September 30, 2002 and 2001 because retail and ASP revenues were immaterial to the total revenues for the quarter and nine months to date, and retail and ASP assets were immaterial to total assets for the same periods.

The Company currently sells to four countries outside the United States – Canada, England, Scotland and Germany – and does not have sales to other countries.  Currently, sales and assets located in Canada, England, Scotland and Germany are immaterial.  During the nine months ended September 30, 2002 and 2001 and the three months ended September 30, 2001, no customer accounted for greater than 10% of net sales.  During the three month period ended September 30, 2002, sales to one customer were $2.3 million, representing 10.9% of net sales for the quarter.

Note 7 - Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities.  Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationships with the Company, and involve or may involve compensatory, punitive, antitrust or other damage claims or demands for restitution, recision, damages or equitable relief. Generally, the Company also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts payable to the Company incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company’s evaluation of the likely impact of these pending disputes could change in the future.

Note 8 – Related Party Transactions

Almost all original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property.  The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $1,185,000, $4,466,000, $1,494,000 and $4,522,000 for the three and nine months ended September 30, 2002 and 2001, respectively.  The Company paid Mr. Kinkade, for salary and painting fees, $119,000, $356,000, $119,000, and $360,000, respectively, for the same time periods.

Since August 1, 2001, certain licensing activities and key accounts have been managed by Creative Brands Group, Inc.  The Company and Creative Brands Group, Inc. are currently in negotiations for Creative Brands Group, Inc. to continue to perform such services.  Any agreement between the parties will be required to be approved by the disinterested members of the Board of Directors. Creative Brands Group, Inc. is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder, former Chief Executive Officer and former member of the Board of Directors of the Company.  For the three and nine months ended September 30, 2002, the Company incurred commissions of $520,000 and $1,342,000 to Creative Brands Group, Inc., respectively. The commission rates under this arrangement are the same as or less than the commission rates quoted to the Company by other licensing management companies.

On May 1, 2002, the Company and Richard Barnett, a former executive, entered into an agreement (the “May Agreement”) pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett’s employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,000,000 payable in four equal quarterly payments starting July 1, 2002, and either issue to him common stock of the Company or provide him with inventory credit of $750,000 if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002. The Company paid approximately $313,000 and $625,000 and transferred $185,000 and $348,000 of inventory under these contracts during the three and nine months ended September 30, 2002.

From time to time, the Company makes donations to, contributes product to, or otherwise assists, certain charities (“Charitable Contributions”).  From time to time, the Company has made Charitable Contributions to World Vision U.S.  The Charitable Contributions to World Vision U.S. are not material to the Company’s financial results.  Richard Stearns, a member of the Company’s Board of Directors, is President of World Vision U.S.

From time to time, the Company has made Charitable Contributions to the Thomas Kinkade Foundation, and/or participated with the Thomas Kinkade Foundation in promotional events designed to benefit charities.  The Thomas Kinkade Foundation is a non-profit organization established by Thomas and Nanette Kinkade.  Mr. Kinkade is a co-founder and the Company and a member of the Board of Directors of the Company and the Chairman of the Board of the Thomas Kinkade Foundation.  The Charitable Contributions to the Thomas Kinkade Foundation are not material to the Company’s financial results.

Note 9 – Contingent Rent Liability

At December 31, 2001, the Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously Company owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. Therefore the Company established a reserve for such guarantees and assignments of approximately $1,000,000 at December 31, 2001 and increased this liability by approximately $400,000 through the nine months ended September 30, 2002 for leases where there was known evidence of default or strong evidence that a default situation was forthcoming. Approximately $429,000 and $441,000 has been paid, subject to this liability, during the quarter and nine months ended September 30, 2002. The total third party rental payments due under guaranteed or assigned leases is approximately $8.7 million with such leases expiring at various times through January 2010.

Note 10 – Employment Agreement

On September 16, 2002, the Company entered into an employment agreement with its new Chief Executive Officer. The agreement is retroactive from August 8, 2002 and will terminate upon notification by either party to the other. Compensation under this agreement aggregates to $500,000 per year. The Company paid approximately $70,200 under this contract for the quarter ended September 30, 2002.

Note 11 – Bank Line-of Credit

On April 15, 2002, the Company secured a $20,000,000 revolving bank line-of-credit with Comerica Bank-California.  The term of the facility is 360 days.  The amount available to be borrowed is $15,000,000 prior to the time the Company satisfies certain financial covenants, then $20,000,000 thereafter. At September 30, 2002 the amount available to be borrowed was $15,000,000.  Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a 0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company, as part of the agreement, is prohibited from paying any dividends or making any other distributions or payments on account for redemption, retirement or purchase of any capital stock. The Company was in compliance with all of its financial covenants and had no balance outstanding for the above-mentioned line-of-credit at September 30, 2002.

Note 12 – Restricted Cash

The Company was required to establish and maintain, as part of its financial covenants with the bank for its line-of- credit, a minimum of $2.0 million in its cash account with the bank. Although the Company may withdraw this cash at any time, it is still required to maintain that level in order to comply with its financial covenant. Therefore, the Company has shown this amount on its balance sheet as restricted cash.

Note 13 – Warehouse and Building Leases

In July 2002, the Company, pursuant to its plan established in the March 2002 interim period, vacated its warehouse facility located in Morgan Hill, California and consolidated its manufacturing, warehousing and administration into two existing leased buildings.  At that time the Company established a reserve of approximately $1.3 million at March 31, 2002 to cover the costs of abandonment and revised its amortization period for leasehold improvements and other related assets to record such assets at their estimated salvage value.  This resulted in a depreciation and amortization charge of approximately $2.4 million in the quarter ended March 31, 2002.

The Company has determined that it desires to sub-lease the building for a portion of the remaining lease term, and has placed the property on the rental market.  As a result of this change in strategy, in the quarter ended September 30, 2002, the Company reversed the remaining amount of the abandonment accrual of $1.0 million and reversed $2.1 million of the charge discussed above for amortization and depreciation, as the property is no longer deemed to be abandoned.  Also in the current quarter, the Company established a reserve of approximately $3.5 million for the estimated loss on the sub-lease over the next 39 months.  The effect of these accounting adjustments has no impact on the reported earnings of the Company for the three and nine months ended September 30, 2002, and resulted in an increase in each of total assets and total liabilities of approximately $2.2 million.  In the event that the Company is not able to sublease the building the Company would incur additional rent expense of approximately $1.2 million per year.

In the fourth quarter of 2002, the Company reached an oral agreement with its landlord to terminate a 2000 contract for the construction and occupancy of another building.  Under the agreement, the Company agreed to grant the landlord a warrant to purchase 150,000 shares of common stock at a price of $2.00 per share.  The warrant will expire five years from the date of issuance.  The fair market value of the warrant at the agreed date of grant is approximately $150,000.  Based on the state of negotiations between the Company and its landlord during the third quarter, the Company reasonably expected that the agreement would be consummated in the fourth quarter.

Note 14 – Chief Executive Officer’s Termination

On August 8, 2002, the Company terminated its Chief Executive Officer, Ron Ford, effective immediately. The announcement stated that the termination was completely unrelated to the Company’s performance or financial condition. Anthony D. Thomopoulos has been retained as the Company’s Chief Executive Officer.

Note 15 – Deferred Compensation Plan

In July 2002, the Company terminated its Deferred Compensation Plan, which was fully funded at the time of termination.

Note 16 – Stock Plan

On July 17, 2002, the shareholders of the Company approved the adoption of the Company’s 2002 Stock Plan.  Effective with such adoption, the Company’s 1998 Stock Incentive Plan was terminated with respect to the issuance of new grants thereunder.  Shares available for issuance under the 1998 Stock Incentive Plan at the time it was terminated became shares available for issuance under the Company’s 2002 Stock Plan.

Note 17 – Subsequent Events

In October 2002, the Company repaid in full the $1.2 million convertible note payable to a related party.

In October 2002, the Executive Committee of the Board of Directors of the Company, upon recommendation by the Compensation Committee, approved an increase of the annual retainer for non-employee Directors from $15,000 to $30,000, effective November 1, 2002.

In November 2002, the Company reached an oral agreement with its landlord to terminate a 2000 contract for the construction and occupancy of another building.  Under the agreement, the Company agreed to grant the landlord a warrant to purchase 150,000 shares of common stock at a price of $2.00 per share.  The warrant will expire five years from the date of issuance.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company’s Form 10-K for the period ended December 31, 2001 which contains the audited consolidated financial statements and notes thereto for the nine-month period ended December 31, 2001 and the fiscal years ended March 31, 2001, 2000 and 1999 and financial data for the nine-month period ended December 31, 2000 derived from the Company’s unaudited quarterly consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, those specifically identified as such, that involve risks and uncertainties.  The statements contained in the Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to differ materially from those implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither any other person nor the Company assumes responsibility for the accuracy and completeness of such statements.  Important factors that may cause actual results to differ from expectations include those discussed in “Risk Factors” beginning on page 16 of this document.

RESULTS OF OPERATIONS

Net Revenues

Net product and other revenues for the three and nine months ended September 30, 2002 were $19.7 million and $68.7 million, respectively. This represents a 10.8% decrease and a 1.9% increase from $22.0 million and $67.4 million of net product and other revenues for the same three and nine month periods of last year.  The decrease in net product and other revenues for the three month period is due to the continuing softness in demand reflective of the current economic uncertainties. The increase in net product and other revenues for the nine-month period, however is attributable to the high demand for Thomas Kinkade’s “Lombard Street” release that was very popular and had significant carryover sales from the fourth calendar quarter of 2001 which favorably impacted the Company’s first quarter 2002 net product and other revenues.

Licensing revenues for the three and nine months ended September 30, 2002 were $1.4 million and $5.8 million, respectively. This represents a decrease of 47.6% and 17.1% from $2.7 million and $7.0 million of licensing revenues for the same three and nine month periods in the prior year. The decrease in licensing revenues for both the quarter and nine months ended September 30, 2002 is due to differences in timing of revenue from licensees.

Gross Profit

Gross profit of $10.3 million and $34.6 million for the three and nine-month periods ended September 30, 2002, respectively, decreased by $2.0 million, or 16.0%, and $1.1 million, or 3.0%, as compared with the same three and nine- month periods of last year. Gross profit was 48.9% and 46.4% of net revenue for the three and nine-month periods ended September 30, 2002, respectively, as compared to 49.6% and 47.9% of net revenue for the same periods in the prior year.  The decline in gross profit and gross profit percentage for the three-month and nine-month periods was due primarily to the decline in revenues due to the current economic slowdown and the related manufacturing overhead absorption variances associated with a decline in volumes. The decline in gross profit and gross profit percentage for the nine-month period was also adversely impacted in the first quarter by the establishment of significant inventory reserves of approximately $5.8 million and the recording of $333,000 of severance pay for employees that were terminated as part of a reduction in force. Cost of product and other revenues represent manufacturing costs including payroll, benefits and other expenses, royalties and distribution costs. Cost of revenue for licensing represent royalties accrued on license amounts recorded during the period.

Selling and Marketing Expenses

Selling and marketing expenses were $4.9 million and $18.0 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $6.7 million and $21.7 million for the same periods in the prior year.  As a percentage of net revenue, selling and marketing expenses were 23.1% and 24.1% for the three and nine-month periods ended September 30, 2002, respectively, as compared to 27.1% and 29.1% for the same periods in the prior year. The decrease in sales and marketing expenses for the three-month period was due in part to the overall decrease in commission expense corresponding with the decrease in revenues. In addition, the decrease in sales and marketing expenses for both the three and nine-month periods was due to the reduction in work force that took place in the first quarter of fiscal 2002 as part of the restructuring of the sales and marketing organization.

General and Administrative Expenses

General and administrative expenses were $4.8 million and $21.1 million for the three and nine-month periods ended September 30, 2002, respectively, as compared to $9.5 million and $24.0 million for the same periods in the prior year.  As a percentage of net sales, general and administrative expenses for the three and nine-month periods ended September 30, 2002 were 22.8% and 28.4%, respectively, as compared to 38.4% and 32.3% for the same periods in the prior year.  The decrease in general and administrative expenses for the three and nine month periods ended September 30, 2002 as compared with the same periods a year ago is due to a reduction in bad debt expense and reduced costs as a result of downsizing in late 2001 and early 2002.  In the September 30, 2001 quarter, the Company wrote off the remaining internet business assets in the amount of approximately $1.8 million.  The Company did not incur such expense in the three or nine month periods ended September 30, 2002.   Additionally, the current three month period reflects reduced costs realized from the reduction in work force that took place in the first quarter of fiscal 2002.  The decrease in general and administrative expenses for the nine-month period ended September 30, 2002 as compared with the year ago period reflects reduced provisions for doubtful accounts and reduced costs realized from the reduction in work force.  These reduced costs are somewhat offset by approximately $4.9 million in charges incurred during the current nine-month period related to the establishment of a contingent rent liability for leases in which the Company is either a guarantor or assignor on facility leases for previously Company owned stores sold to third parties and the reserve established for the estimated loss on the sub-lease of its warehouse facilities.

Interest Income

Interest income, net of interest expense, was $74,000 and $21,000 for the three and nine-month periods ended September 30, 2002, respectively as compared to net interest income of $169,000 and $228,000 for the same periods in the prior year.  The decrease in net interest income for the three and nine-month periods was due to the amortization of bank fees incurred in connection with the Company’s existing line-of-credit, the decrease in interest rates paid on invested funds and a reduction in interest-bearing notes receivable.

Sale of Company Owned Stores

During the period June 1999 through December 2000, the Company sold 30 of its Company owned stores to Signature Gallery owners.  No stores were sold during the nine-months ended September 30, 2002.  During the three and nine-month periods ended September 30, 2002, the Company recognized $28,000 and $122,000 of gain on the sales of Company owned stores, respectively, as compared with $44,000 and

$560,000 in gain for the same time periods of last year.  The gain recognition was based on the cost recovery method.  As of September 30, 2002, the remaining deferred gains totaled $2.5 million. The Company has reported the net of the notes receivable and deferred gains as other assets at September 30, 2002. Due to the uncertainty of the collectibility of some notes receivable from the sale of galleries, the Company has established a reserve of $421,000 for the net balances that are impaired. The Company recorded a net decrease to the reserve of approximately $18,000 in the quarter ending September 30, 2002.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $308,000 for the three-months ended September 30, 2002 and the benefit from income taxes was ($1.8) million for the nine-month period ended September 30, 2002, as compared to a benefit of ($2.0) million and ($4.1) million for the same time periods in the prior year.  The Company’s effective income tax rate for the three and nine-month periods ended September 30, 2002 was 41.0% and 41.4% compared to 36.7% and 36.9% for the same time periods in the prior year. The higher effective tax rate for the three and nine-month periods ended September 30, 2002 as compared with last year and compared to federal and state effective tax rates was due to utilization of favorable tax attributes in prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds during the three and nine months ended September 30, 2002 has been from operations.  The Company closed the quarter ended September 30, 2002 with unrestricted cash of $16.2 million and total cash, cash equivalents and restricted cash of $18.2 million and working capital of $41.8 million, as compared to cash, cash equivalents, and restricted cash of $2.1 million and working capital of $40.0 million as of December 31, 2001.

Net cash provided by operations during the nine months ended September 30, 2002 was $18.0 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $4.8 million, an increase in notes receivable of $.4 million from a conversion of certain accounts receivable, a decrease in prepaid expenses of $2.2 million, a decrease in inventories of $5.1 million, a decrease in income taxes receivable of $5.3 million, an increase in accrued compensation costs of $1.6 million, and an increase in other liabilities of $2.3 million, offset by a decrease in accounts payable, accrued commissions, accrued expenses and accrued royalties of $3.8 million. Operating cash was also provided by non-cash items including depreciation and amortization of $4.8 million, the loss on disposal of fixed assets of $719,000 offset by the increase in current and deferred income taxes of $1.8 million, and the gain recognized on the sale of Company stores of $122,000 adjusted against the net loss of $2.5 million.  Inventories decreased primarily as a result of the establishment of additional reserves for paper inventory in the first quarter.

Net cash used by operations during the nine months ended September 30, 2001 was $595,000 consisting of the net loss of $6.9 million offset by non-cash items including depreciation and amortization of $4.4 million and the loss on the write- down of Internet business assets of $1.8 million offset by the gain recognized from the sale of Company stores of $560,000 and the increase in current and deferred taxes of $4.0 million. Operating cash was also utilized by changes in assets and liabilities including a decrease in accounts payable of $3.1 million, a decrease in income taxes payable of $6.9 million and a decrease in accrued expenses, accrued royalties, commissions payable and deferred compensation costs of $1.1 million. These were offset by the decrease in accounts receivable of $10.4 million, inventories of $3.2 million, prepaid expenses and other assets of $1.3 million and an increase in accrued compensation costs of $1.0 million.

Net cash used in investing activities was $2.2 million during the nine months ended September 30, 2002 and primarily related to the increase in restricted cash of $2.0 million and $1.0 million of cash used in the acquisition of property and equipment offset by proceeds from notes receivable and the disposal of galleries of $399,000 and the decrease in the cash surrender value of life insurance of $405,000.

Net cash used in investing activities was $17.0 million during the nine months ended September 30, 2001 and primarily related to capital expenditures for property and equipment for the Morgan Hill facility of $17.0 million and notes receivable obtained from the sale of galleries of $499,000 offset by the proceeds received from the payments of notes receivable of $400,000 and the decrease in the cash surrender value of life insurance of $161,000.

The Company anticipates that total capital expenditures for the balance of 2002 will be approximately $500,000 and will primarily relate to information system software upgrades and equipment.

Cash used in financing activities was $1.7 million during the nine months ended September 30, 2002 and primarily was related to payments on its line-of-credit of $1.5 million and the repayment of a capital lease obligation of $199,000 and proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock of $19,000.

Cash provided by financing activities was $10.0 million during the nine months ended September 30, 2001 and was related to the proceeds from the bank line-of-credit of $10.0 million and proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock of $131,000, offset by payments for a capital lease obligation of $198,000.

In October 2002, the Company repaid in full the $1.2 million convertible note payable to a related party.

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California.  The term of the facility is 360 days.  The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants, then $20.0 million thereafter.  At September 30, 2002, the amount available to be borrowed was $15,000,000.  Included as part of the Company’s financial covenants was a requirement to maintain a minimum cash balance with the bank of $2.0 million. At September 30, 2002, the Company had approximately $5.7 million of cash on deposit with Comerica and has recorded a $2.0 million minimum balance requirement as restricted cash on its Balance Sheet. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%.  There is a 0.25% non-usage fee on unborrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants.  The facility is secured by substantially all of the Company’s assets.  The Company was in compliance with all of its financial covenants at September 30, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”)  No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions in paragraphs 8 and 9(c) of SFAS No. 14 relating to SFAS No. 13 were effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 were effective for financial statements issued on or after May15, 2002. The adoption of SFAS No. 145 did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS No. 146 will not have a material impact on its consolidated financial position, results of operations or cash flows.

SEASONALITY; FLUCTUATIONS IN QUARTERLY RESULTS

The Company’s business has experienced, and is expected to continue to experience, seasonal fluctuations in net revenue and income.  Its net revenue historically has been highest in the December quarter and lower in the subsequent March and September quarters. The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the collectibles, gift product and home and decorative accessories industries.  The Company expects these seasonal trends to continue in the foreseeable future.

The Company’s quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

•               Change in demand for the art of Thomas Kinkade and the Company’s (and its licensees’) Thomas Kinkade products (including new product categories and series);

•               The Company’s ability to achieve its expansion plans;

•               The timing, mix and number of new product releases;

•               The continued success of the Signature Gallery distribution channel;

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

In addition, since a significant portion of the Company’s net revenue is generated from orders received in the quarter, revenue in any quarter is substantially dependent on orders booked in that quarter.  Results of operations may also fluctuate based on extraordinary events.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.  Fluctuations in operating results may also result in volatility in the price of the Company’s common stock.

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

The Company Faces Risks Related to Its Dependence on One Artist.  If the license agreement with Thomas Kinkade were terminated or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade’s services would have a material adverse effect on the Company’s business, operating results, financial position and cash flow.  Life and disability insurance covering Thomas Kinkade in the amount of approximately $60 million and $30 million, respectively, is currently maintained by the Company.  The available remedies in the event of a breach of the license agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract.  Upon any loss of Mr. Kinkade’s services, the Company may seek to expand the number of products based upon Mr. Kinkade’s then existing images, to the extent Mr. Kinkade has not terminated the Company’s rights thereto, and/or develop relationships with other artists and offer products based upon their work. In addition, the Company is highly dependent upon continued customer demand for products based upon the artwork of Thomas Kinkade.  Any decline in revenue of such products in existing markets or any failure of such products to gain consumer acceptance in new market channels would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces Risks Associated with Expansion of Distribution Channels.  The Company’s strategy includes expansion of its distribution channels.  The ability to increase revenues will depend, in large part, upon the effectiveness of this implementation strategy and the market’s continued acceptance of Thomas Kinkade art.  As in the past, the Company continues to direct capital and personnel resources toward enhancing retail support services to licensed gallery owners, improving manufacturing systems and streamlining systems and procedures.

The expansion of exclusive, branded galleries is dependent upon a number of factors, including the Company’s ability to locate suitable sites, identify appropriate dealer/owners and integrate them into the independent dealership network, as well as the ability of such owners to effectively promote and sell products.  The Company intends to establish galleries in certain geographic markets that may present competitive challenges that have not been experienced to date.  In addition, new stores may open in the proximity of existing galleries and dealers, which may reduce revenue to existing locations. Furthermore, the laws of certain states may limit the Company’s ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in those states.  Failure of the Company to achieve expansion of exclusive, branded galleries or of the galleries to remain profitable could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.  There can be no assurance that the Company will be able to identify suitable owners for Signature Galleries’ expansion or that such owners will become effective distributors for our products.

The Company May Have Difficulty Effectively Managing Expansion.  The Company’s strategy for introducing new brands and products and expanding distribution channels could place a significant strain on management and operations.

Expansion requires the need to address changing operational demands and to implement and develop systems and procedures to appropriately deal with those changes.  There can be no assurance that the increased demands will be anticipated. In addition, labor staffing may need to be increased or other efficiencies may need to be implemented in order to satisfy any significant future increase in product revenue. The failure to increase operational and manufacturing capacity in a timely and effective manner, while maintaining rigid product quality and customer service standards, could result in a failure to meet demand on a timely basis.  The inability to increase manufacturing capacity would have a material adverse effect on the business and results of operations.  Failure to continue to upgrade operating and financial control systems and address operational inefficiencies could have a material adverse effect on the Company and its results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth.  Moreover, in the event any overproduction results from expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of products, resulting in reduced demand for products, particularly highly popular limited editions.  Any reductions in revenue or margins resulting from a decrease in demand could have a material adverse effect on the Company’s business, financial position, operating results and cash flows.

The Company Faces Risks Related to Its Dependence upon Consumer Preferences.  Revenue from existing and new products depends significantly upon continued consumer demand for the Thomas Kinkade brand and products.  Demand for products can be affected generally by consumer preferences, which are subject to frequent and unanticipated changes.  The Company is dependent upon the ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences.  Failure to anticipate and respond to changes in consumer preferences could lead to, among other things, lower revenue, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on the business and results of operations.  There can be no assurance that the current level of demand for products based upon Mr. Kinkade’s artwork will be sustained or grow. Any decline in the demand for such products or failure of demand to grow would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces Risks Related to Its Introduction of New Product Lines.  A significant element of the Company’s business strategy is to expand the Thomas Kinkade brand into new product lines.  Historically, substantially all revenue from Thomas Kinkade products were generated through revenue of limited edition and open edition wall art products and through other home decorative accessories and gift products.  As new products are developed, there can be no assurance that these new products can be successfully marketed or that any of the new product lines will gain market acceptance. The inability to market new products could result in lower than anticipated revenue for such products and adversely affect the image and value of the Thomas Kinkade brand.

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

In addition, third party vendors also supply the paper, canvas, paint and other raw materials and components used in the canvas lithograph production process.  The failure of any of these third party vendors to produce products that meet the Company’s rigid specifications could result in lower revenue or otherwise adversely affect consumer perceptions of the Kinkade brand and products.  The Company relies on third party vendors to supply frames for its limited edition and other wall art products.  Although the Company maintains relationships with several framing suppliers, in the past shortages from framing suppliers have been problematic.  Any significant shortage could lead to cancellations of customer orders or delays in placement of orders.  There can be no assurance that the Company will not encounter shortages in the future, and any prolonged shortage of paper, canvas, paint, frames or other materials could have a material adverse effect on the Company’s business, consolidated financial position, operating results and cash flows.

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

Critical Personnel May be Difficult to Attract, Assimilate and Retain.  The Company is dependent upon the efforts of executive officers and other key personnel, as well as its ability to continue to attract and retain qualified personnel in the future.  The loss of certain executive officers and key personnel or the inability to attract and retain qualified personnel in the future could have a material adverse effect on the business and results of operations.

Seasonality and Fluctuations in Operating Results.  The Company’s business has experienced, and is expected to continue to experience, seasonal fluctuations in net revenue and income.  Its net revenue historically has been highest in the December quarter and lower in the subsequent March and September quarters. The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the collectibles, gift product and home and decorative accessories industries.  The Company expects these seasonal trends to continue in the foreseeable future.

The Company’s quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors including:

•               Change in demand for the art of Thomas Kinkade and the Company’s (and its licensees’) Thomas Kinkade products (including new product categories and series);

•               The Company’s ability to achieve its expansion plans;

•               The timing, mix and number of new product releases;

•               The continued success of the Signature Gallery distribution channel;

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

In addition, since a significant portion of the Company’s net revenue is generated from orders received in the quarter, revenue in any quarter is substantially dependent on orders booked in that quarter.  Results of operations may also fluctuate based on extraordinary events.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.  Fluctuations in operating results may also result in volatility in the price of the Company’s common stock.

The Company Faces Significant Competition.  The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive.  Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service.  The Company’s product line competes with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home décor stores.  The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies, together with the lack of significant barriers to entry, may result in increased competition.  The Company intends to expand exclusive branded galleries in new geographic markets and those galleries may encounter competitive challenges that have not been previously experienced.  Such competition could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.  Some competitors have better resources, including name recognition, capital resources, more diversified product offerings and broader distribution channels.  The Company’s success is highly dependent upon its ability to produce a wide variety of products with a broad range of customer appeal and provide ready consumer access to such products.

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

Pending or Future Litigation. From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities.  Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationships with the Company, and involve or may involve compensatory, punitive, antitrust or other damage claims or demands for restitution, recision, damages or equitable relief. Generally, the Company also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts payable to the Company incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company’s evaluation of the likely impact of these pending disputes could change in the future.

The Company Has Liability on Certain Leases on Property Where It Is Not a Tenant.  The Company is a guarantor or assignor on facility leases for 18 of the previously Company owned stores sold to third parties.

If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company.  The Company has established a liability for rent for leases where there is evidence of default or potential default and the associated liability is probable and reasonably estimable.  Their can be no assurance that the Company will not ultimately incur obligations in excess of these estimates, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company Must Continue to Satisfy NYSE Listing Rquirements.  The Company’s common stock is currently listed for trading on the New York Stock Exchange.  The New York Stock Exchange has established criteria that all listed companies must satisfy to remain listed.  The Company currently satisfies the criteria for continued listing.  There can be no assurance that the Company will continue to satisfy the listing criteria in the future, or remain listed on the New York Stock Exchange.  If the Company’s stock is no longer listed, it could adversely affect the liquidity of the stock and could significantly adversely affect its value.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of September 30, 2002 and December 31, 2001.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All revenues are denominated in U.S. dollars.  Payments to foreign vendors denominated in foreign currencies are immaterial.  Accordingly, the Company’s foreign exchange risk is considered immaterial to its consolidated financial position, results of operations or cash flows.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations.

	September 30, 2002	December 31, 2001
Assets:
Cash, restricted cash and cash equivalents	$18,248	$2,148
Average interest rate	1.4%	1.3%
Liabilities:
Bank line-of-credit	$—	$1,500
Interest rate (bank reference rate plus 0.25%)(1)	—	5.0%
Capital lease obligation	$384	$583
Fixed interest rate	10.2%	10.2%
Convertible note payable to related party	$1,200	$1,200
Fixed interest rate	8.0%	8.0%

(1)          rate subsequently changed to bank reference rate plus 3.0% on January 15, 2002, with the signing of the Seventh Amendment to Loan Agreement between Bank of America and the Company dated as of November 30, 2001.

Item 4: Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.  It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)                                 Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item 1: Legal Proceedings – From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities.  Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationship claims or demands for recision, damages or equitable relief. Generally, the Company also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts payable to the Company incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company’s evaluation of these pending disputes could change in the future.

Item 2: Changes in Securities – Pursuant to the terms of the Company’s line-of-credit with Comerica Bank-California, the Company is prohibited from paying any dividends or making any other distributions or payments on account for redemption, retirement or purchase of any capital stock. In addition, the Company is required to establish and maintain, as part of its Financial Covenants, a minimum of $2.0 million in its cash deposit account with Comerica. Such amount is reflected as restricted cash on the Company’s Balance Sheet.

Item 3: Defaults upon Senior Securities and Use of Proceeds  – None

Item 4: Submission of Matters to a Vote of Security Holders

(a)          The 2002 Annual Meeting of Media Arts Group, Inc. was convened on July 17, 2002.

(b)         The following directors were elected to hold office until the next annual meeting:

Nominee	Votes For	Votes Withheld

Anthony D. Thomopoulos	10,981,444	62,808
Thomas Kinkade	10,970,934	73,718
Ron D. Ford	10,968,644	75,588
Moe Grzelakowski	10,982,764	61,488
Eric Halvorson	10,983,844	60,408
C. Joseph LaBonte	10,983,764	60,488
Herbert D. Montgomery	10,966,364	77,888
Donald Potter	10,983,844	60,408
Richard Stearns	10,983,664	60,588

(c)          The following matters were voted upon at the meeting and approved by the shareholders:

The approval of the amendment to the Company’s 1998 Stock Incentive Plan

Votes for – 6,490,775; against – 997,989; abstain – 44,750; broker non-vote – 3,510,738

The approval for the adoption of the Company’s 2002 Stock Plan

Votes for – 5,168,301; against – 2,318,560; abstain – 46,653; broker non-vote – 3,510,738

The selection and ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the calendar year ended December 31, 2002.

Votes for – 11,022,678; against – 7,477; abstain – 14,097; broker non-votes - 0

Item 5: Other Information - The Company is responsible for listing the non-audit services approved in the three months ended September 30, 2002 by the company’s Audit Committee to be performed by the company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the company. During the quarter ended September 30, 2002 the Company’s Audit Committee approved a “Brush to Order Function Review” which was completed by the Company’s external auditor.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.57	Employment Agreement, entered into by and between Media Arts Group, Inc. and Anthony D. Thomopoulos, as of September 16, 2002
	10.58	2002 Stock Plan
	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 135D, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On August 8, 2002, a report on Form 8-K was filed reporting on (i) termination by the Board of Directors of the Company of Dr. Ron D. Ford as Chief Executive Officer of the Company and (ii) the appointment of Anthony D. Thomopoulos as the Chief Executive Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA ARTS GROUP, INC.

By	/s/ Anthony D. Thomopoulos
Anthony D. Thomopoulos
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

By	/s/ Herbert D. Montgomery
Herbert D. Montgomery
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

Date:  November 14, 2002

CERTIFICATIONS

I, Anthony D. Thomopoulos, Chief Executive Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Media Arts Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ Anthony D. Thomopoulos
Anthony D. Thomopoulos
Chief Executive Officer

CERTIFICATIONS

I, Herbert D. Montgomery, Chief Financial Officer, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Media Arts Group, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ Herbert D. Montgomery
Herbert D. Montgomery
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.57	Employment Agreement, entered into by and between Media Arts Group, Inc. and Anthony D. Thomopoulos, as of September 16, 2002.

10.58	2002 Stock Plan

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 135D, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002