Form 10-K
period 2002-12-31
MEDIA ARTS GROUP INC
filed 2003-03-28
CIK 924645

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-24294

MEDIA ARTS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0354410 (I.R.S. Employer Identification Number)
800 Lightpost Way Morgan Hill, California 95037
(Address of Principal Executive Offices, including Zip Code)
(408) 201-5000 (Registrant's Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of June 28, 2002, the last business day of Registrant's most recently completed second fiscal quarter, there were 13,224,603 shares of Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on June 28, 2002) was approximately $26,166,765. Shares of Registrant's Common Stock held by each executive officer and director and by each entity that owns 5% or more of Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 20, 2003, 13,224,603 shares of Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement relating to its Annual Stockholders' Meeting to be held on May 7, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MEDIA ARTS GROUP, INC.

FORM 10-K

For the Year Ended December 31, 2002

PART I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of such words as "anticipates," expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions, particularly statements referencing our annual and quarterly revenue expectations for fiscal 2003. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management beliefs and certain assumptions made by Media Arts Group, Inc. management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" beginning on page 7. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1. Business

Overview

        Media Arts Group, Inc. ("Media Arts" or "Company") is the designer, manufacturer, marketer, licensor, and distributor of fine art reproductions, based upon the original paintings of Thomas Kinkade. The Company believes that the message of Thomas Kinkade as a "life-style" brand has far reaching consumer appeal, in that his message celebrates a sense of home, family, nature and traditions, and the Company's products help create a positive environment, in which to live and work.

        The Company's core manufactured products include premium canvas, archival and open edition lithographs. Lithographs may be purchased as framed or unframed products. The Company also licenses its artwork and trademarks. Licensed products include stationary, calendars, ornaments, gifts, collectables home accent and home décor products.

        The Company serves a wide consumer base by offering its manufactured and licensed products through a number of channels, including an extensive network of independently owned and operated Thomas Kinkade Signature Galleries®, Showcase Galleries and other independent dealers. The Company's breadth of product offerings allows its dealers to offer products at a wide range of retail price points.

        In addition, the Company has established strategic business relationships with other companies including QVC, Avon, the Bradford Exchange, Hallmark Cards Inc. NCE, Barth & Dreyfus, Books Are Fun, BloomCraft, Joanne Fabrics, La-Z-Boy, Kincaid Furniture, Amcal, Harvest House, Advanced Art, Bullfinch, Home Interiors, Teleflora, Thomas Nelson Publishers, Madacy Entertainment and other key licensing, manufacturing, distribution and publishing partners. The Company's distribution network has helped to promote Thomas Kinkade as a "life style" brand.

        The Company's marketing strategy is to support its dealers and other business partners with marketing campaigns and special consumer promotions to enhance Thomas Kinkade "life style" brand awareness, generate consumer excitement and increase traffic into authorized dealer locations. During 2002, the Company shifted its marketing program from an image based strategy to a branded theme based strategy which enables the Company and its licensing partners to concurrently develop complimentary gift and collectable products based on the Thomas Kinkade brand. During 2002, the Company completed its restructuring and alignment of sales and marketing to focus Company resources exclusively on the Thomas Kinkade "life style" brand.

Products

        The Company's product offerings include framed and unframed limited and open edition reproductions of original artwork produced by Thomas Kinkade, as well as licensed products including books, stationery items and other home accessories and gift products that feature Mr. Kinkade's unique use of light and his peaceful, warm and inspiring themes.

        Product Categories.    Art reproductions are generally categorized as limited or open edition products. Limited editions are high quality canvas and archival lithographs produced in limited quantities, each of which is accompanied by a certificate of authenticity stating the size of the edition and the number of the print. Open editions are products that are produced in unlimited quantities and sold indefinitely. For the year ended December 31, 2002, limited editions and open editions represented approximately 56% and 24% of the Company's net revenue, respectively.

        Licensed Products.    The Company licenses its artwork and trademarks to licensees that create, manufacture, market, distribute and sell products that feature the artwork and/or name of Thomas Kinkade. In some instances, the Company works directly with a licensee to create the product, and in other instances the licensee will create the product independently. In either case, the Company has approval rights over all licensed products utilizing the artwork or trademarks. Although these products are not manufactured or sold by the Company, they are included as Company products for purposes of this discussion.

        Creative Process.    The majority of offered products are based on the artwork of Thomas Kinkade, a winner of multiple awards from the National Association of Limited Edition Dealers, including Artist of the Year and Graphic Artist of the Year. Thomas Kinkade paints in his Northern California studio and on location while traveling. Mr. Kinkade is known for his unique use of light and the manner in which his paintings reflect changes in the intensity of the ambient lighting and provide a warm and inviting lifestyle message to the customer.

        The Company and Mr. Kinkade operate under a license agreement dated December 3, 1997 (the "License"). Under the terms of the License, the Company has the complete, unencumbered, exclusive and perpetual rights to reproduce, adapt, manufacture, sub-license, publish, market, distribute, sell and display all art-based and non-art-based products and services associated with Mr. Kinkade and his "artwork" The "artwork" includes at least 150 paintings that Mr. Kinkade is required to provide to the Company between December 1997 and December 2012 (with at least ten (10) paintings to be delivered during each of the first five years), and all original sketches, drawings, writings, paintings and other works of art created by Mr. Kinkade prior to December 1997 (including "archive" images) and during the term of the License. The License also grants the Company the right to use the name and likeness of Mr. Kinkade in promoting the sale of its products and development of any brand name associated with Mr. Kinkade. The Company's creative services department collaborates with Mr. Kinkade, dealers, the sales department and strategic business partners to assist in the creation and development of new products. Proposed new products are tested and pre-marketed prior to product introductions.

Distribution

        The Company's manufactured products are sold at retail by approximately 279 independently owned Thomas Kinkade Signature Galleries, three Company-owned stores and a network of approximately 3,600 other independent art dealers. The Company seeks to strengthen its existing art-based brands and increase sales by expanding the network of Thomas Kinkade Signature Galleries and other independent galleries, expanding distribution through strategic business relationships, and expanding its popular licensed products.

        Thomas Kinkade Signature Galleries.    The independently owned and operated Thomas Kinkade Signature Galleries and the Company-owned Thomas Kinkade Stores provide warm and inviting environments that convey Thomas Kinkade's "life style" brand message and display Thomas Kinkade reproductions and other products as they might appear in a customer's home. In 1996, the Signature Gallery program was initiated to develop a network of stores owned and operated by individual entrepreneurs selling only Thomas Kinkade products. The Company believes that the Signature Gallery program avails itself of regional knowledge of local Signature Gallery owners to strengthen the Thomas Kinkade brand and broaden the dealer network, with limited investment. In 1999, the Company began to expand Signature Galleries into international markets. At December 31, 2002 there were five Signature Galleries operating in Europe (three in England and one in Scotland) and one Signature Gallery in Toronto, Canada. As of December 31, 2002, 279 Signature Galleries were in operation worldwide, representing approximately $47 million in revenue for the year ended December 31, 2002. The Company intends to carefully expand the Thomas Kinkade Signature Gallery program into communities not currently served by Signature Galleries.

        In order to be granted a license to use the Thomas Kinkade Signature Gallery trademark and carry the Company's manufactured product, prospective gallery owners must satisfy certain financial criteria including minimum start-up capital and net worth requirements, and demonstrate related business experience. Signature Gallery owners agree to display a broad collection of Thomas Kinkade images and have limited use of the Thomas Kinkade name. Through the qualification and selection process, the Company attempts to select dealers with the highest probability of long term success.

        During the fiscal year ended March 31, 2000, the Company made the strategic decision to limit direct ownership and operation of Company-owned Thomas Kinkade Stores, in favor of increasing the focus on the Signature Gallery program. As of December 31, 2002, the Company operated two Company-owned Thomas Kinkade Stores and one other Company-owned store.

        Other Independent Dealers.    In addition to sales to Signature Galleries, the Company's manufactured products are also sold to approximately 3,600 other independent dealers, including independent gift and collectible retailers, art galleries and frame stores located principally in the United States and, to a lesser extent, in Canada. Dealers are separated into five dealer levels, with each level operating under different criteria. Dealer levels range from Open Edition Accounts, which are authorized to purchase only open edition products and can be opened with an initial minimum purchase of $500, to Showcase Galleries, which are stores-within-stores, that are committed to purchase a minimum of $30,000 annually in limited edition canvas and paper products. Dealers can be elevated to a higher dealer level by increasing sales of Thomas Kinkade products. Likewise, dealers who do not meet annual revenue targets may be positioned at a lower dealer level. As of December 31, 2002, there were approximately 388 Showcase Galleries, 539 Premier Dealers, 1,137 Authorized and Certified Dealers, and 1,522 Open Edition Accounts.

        Distribution of Licensed Products.    Products created and manufactured under a license with the Company are distributed through the licensee's distribution channels, which may include department stores, mass merchandisers, gift shops, bookstores, specialty stores, and direct mail catalogs, as well as the Company's dealer network.

Strategic Business Relationships

        The Company has entered into agreements with leading consumer marketing companies to build "life style" brand awareness, generate additional sales by reaching a larger audience of consumers and leverage the expertise of these companies in sales and marketing, manufacturing and distribution. Thomas Kinkade products are also sold through direct marketing campaigns, through the Company's licensing and manufacturing partners, on QVC and through third party direct mail catalogs. Lithographs, gift prints and other home accessory/decor products were featured on QVC shows generating sales to QVC of approximately $6.0 million in the year ended December 31, 2002. In fiscal 2002, the Company also sold open edition products to Home Interiors and Park West Galleries, Inc., generating approximately $4.8 million and $5.8 million, respectively. The Company intends to continue to develop strategic business relationships with leading consumer marketing companies throughout the world, to provide consumers with greater access to Company products.

        The investment in advertising and marketing of licensed Thomas Kinkade products and merchandise by licensees enhances the brand's overall reach. In 2002, licensees that have conducted advertising and marketing of Thomas Kinkade products include: Avon, Bradford Exchange, Hallmark Cards Inc., NCE, Barth & Dreyfus, Books Are Fun, BloomCraft, Joanne Fabrics, La-Z-Boy, Kincaid Furniture, and Amcal. The Company intends to continue to develop strategic relationships with licensees that will undertake such advertising and marketing campaigns.

Creative Services

        During the fourth quarter of 2002, the Company established the creative services department to direct, manage and oversee all of its product development activities to extend the Thomas Kinkade "life style" brand into new markets. Located in New York City, the charter of the creative services unit is to "art direct" new product offerings including concept viability, design, testing, development and marketing. The business unit is responsible for the development of creative architectures to facilitate the development of new products by the Company, its licensees and manufacturing alliance partners. Creative architectures include style guides, color palettes, and the development of specific product categories.

        Marketing Programs.    The Company utilizes multi-media marketing programs including print, radio and television to enhance its marketing capabilities to consumers and collectors. In addition, the Company designs and sells promotional materials, including postcards, catalogs, videotapes, add slicks, wall talkers and other collateral to Signature Galleries and authorized independent dealers, and to its distribution partners. A print advertising allowance program is available to Signature Galleries on a co-operative basis. Signature Galleries and other high level independent dealers may also participate in regional events (including artist appearances) organized by the Company. In many instances, advertising is also provided by the Company's strategic business partners, such as QVC, Bradford Exchange and others. The Company develops direct marketing campaigns to reach consumers and collectors through its marketing database.

Sales and Business Development

        The Company's sales and marketing activities include a sales force that sells to and services dealer accounts, and provides training assistance for retail dealer sales personnel, marketing and promotional programs.

        During 2002, the Company completed a reorganization of its sales and customer care organizations to focus attention on existing profitable products and markets, while at the same time improve customer service, assist individual dealers with promotion and create an effective marketing strategy through improved media campaigns which are designed to increase customer traffic into authorized dealers and partner stores.

        The Company intends to expand its product-appropriate distribution concept (i.e., certain products will not be available in all channels). This will serve to better differentiate between the Company's market channels and target specific products for specific markets. Strategically, the Company will continue to position the Signature Galleries as the flagships of the Thomas Kinkade brand.

        Expansion of markets will be pursued by the sales organization, with emphasis on expansion of distribution channels within North America, and, to a limited extent, in Western Europe.

        Sales Force.    The Company's sales force includes regional gallery account managers, a customer care team, business development managers, key account managers, and licensing personnel. The sales force is generally compensated on a salary plus incentive basis.

        As part of the reorganization of the Company's sales and marketing organizations, during 2002 the Company closed its Retail Development Team's operations in Monterey, California. The team had been responsible for expansion of Signature Galleries and training of the owners. The team's functions were integrated into the Company's sales organization. Exclusive consultative sales personnel will work with individual Signature Galleries to provide training programs and product support for gallery owners. The Company's prior training program, Thomas Kinkade University, was closed in 2001.

        Thomas Kinkade Collectors' Society.    The Company sponsors and operates a collectors club for consumers of Thomas Kinkade products. As of December 31, 2002, the Thomas Kinkade Collectors' Society had approximately 21,000 members, with an annual membership fee of $50. Membership in the Society includes quarterly newsletters and current information about Mr. Kinkade's artwork, including upcoming releases and events, as well as the opportunity to purchase Collectors Society only product offerings.

        Charitable Activities:    As part of the Company's corporate citizen mission, during 2002, the Company developed and strengthened key strategic relationships with charitable organizations. During 2002, the Company donated product (mostly canvas and lithographic prints) with a retail value of $325,000 to 338 different charities. No one item exceeded $3,500 in retail value. The Company also made a cash donation of $9,000 to the American Heart Association, as part of an employer matching contribution program for the Heart Walkathon.

        In the first quarter of 2002, the Company discontinued a program that was initiated in 2001, to publish, produce and sell artwork of artists other than Mr. Kinkade. In connection with the discontinuation of that program, the Company discontinued the related Masters of Light gallery program.

Manufacturing and Production

        Limited edition canvas and archival lithographs are manufactured, assembled, warehoused and shipped from the Company's production facility in Morgan Hill, California. Some open edition lithographs are manufactured, assembled and shipped from the Company's manufacturing alliance partners. Three-dimensional products and gift items are manufactured by third parties under separate manufacturing or licensing arrangements.

        The Company's proprietary manufacturing process for a canvas lithograph begins with an original painting. The painting is first digitally photographed to capture the image for color separation and proofing, and approval by the artist. The Company's product development team develops a lithograph that best represents the image of the original painting. The lithographs are printed and sent to the manufacturing facility, where they are sent through a double authentication signing process, inspected, transferred to canvas and hand-highlighted by one of the Company's trained highlighters.

        The manufacturing cycle takes approximately five days to complete. Finished canvas lithographs are shipped either framed or unframed, in accordance with customer order specifications. Third party vendors supply the frames, paper, canvas, paint and other raw materials and components used in the canvas lithograph production process. The Company is committed to assuring that products meet rigid quality standards and continually evaluates its manufacturing processes and supplier relations to maintain quality control. Systematic quality control procedures, including spot inspections and regular inspection check stations, are in place at various points in the manufacturing process. In order to improve quality control, shorten production time and increase capacity, the Company may automate certain portions of the production process, invest in packaging, conveyance and MIS equipment, and vertically integrate certain manufacturing processes and develop further improvements in the lithograph manufacturing process or outsource some or all of its processes.

Backlog

        Because products are generally shipped within a short period after receipt of an order, the Company has a limited backlog of unfilled orders. As a result, revenue in any quarter is substantially dependent on orders booked and shipped in that quarter.

Employees

        As of December 31, 2002, the Company employed 385 employees, including 214 in manufacturing and distribution, 92 in sales and marketing, 16 in retail sales and administration and 63 in corporate administration. The Company believes that labor relations are satisfactory and has never experienced a work stoppage.

Web Site Postings

        The Company makes its annual report on Form 10-K and quarterly reports of Form 10-Q and amendments to such reports, available free of charge through the Company's website as soon as reasonably practicable after it electronically files such material with, or furnishes to, the United States Securities and Exchange Commission at www.mediaarts.com. The information in, or that can be accessed through, the website is not part of this report.

Customers

        In the fiscal year ended December 31, 2002, the transition period ended December 31, 2001, the fiscal year ended March 31, 2001, and the fiscal year ended March 31, 2000, no single customer accounted for more than 10% of revenues.

RISK FACTORS

        Investing in the Company's Common Stock involves a high degree of risk. Any of the following risks, or additional risks not presently known to the Company that the Company deems immaterial, could materially adversely affect the Company's business, operating results and financial condition and could result in a complete loss of your investment.

        The Company Faces Risks Related to Its Dependence on One Artist.    If the license agreement with Thomas Kinkade were terminated or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade's services would have a material adverse effect on the Company's business, operating results, financial position and cash flow. Life and disability insurance covering Thomas Kinkade in the amount of approximately $60 million and $30 million, respectively, is currently maintained by the Company. The available remedies in the event of a breach of the license agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract. In limited circumstances, Mr. Kinkade has the right to terminate the Company's rights to certain images. Upon any loss of Mr. Kinkade's services, the Company may seek to expand the number of products based upon Mr. Kinkade's then existing images, to the extent Mr. Kinkade has not terminated the Company's rights thereto, and/or develop relationships with other artists and offer products based upon their work. In addition, the Company is highly dependent upon continued consumer satisfaction with Thomas Kinkade and the brand, and consumer demand for products based upon the artwork of Thomas Kinkade. Consumer dissatisfaction with Thomas Kinkade or the brand could result in a decline in sales of Thomas Kinkade products or a failure of such products to gain consumer acceptance in new market channels, which could have a material adverse effect on the Company's business, financial position, operating results and cash flow.

        The Company Faces Risks Associated with Expansion of Existing Dealer Network Distribution Channels.    The Company's strategy includes expansion of its dealer network and distribution channels. The Company's ability to increase revenues will depend, in part, upon the effectiveness of this strategy and the market's continued acceptance of Thomas Kinkade art and products related to the brand. As in the past, the Company continues to direct capital and personnel resources toward enhancing retail support services to licensed gallery owners and licensees, improving manufacturing systems and streamlining systems and procedures.

        The expansion of exclusive Thomas Kinkade Signature Galleries and Showcase Galleries is dependent upon a number of factors, including the Company's ability to locate suitable sites, identify appropriate dealer/owners and integrate them into the independent dealer network, as well as the ability of such owners to effectively promote and sell products. The Company may authorize galleries in certain geographic markets that may present competitive challenges that have not been experienced to date. In addition, new stores may open in the proximity of existing galleries and dealers, which may reduce revenue to existing locations. Furthermore, the laws of certain states may limit the Company's ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in those states. Failure of the Company to achieve expansion of, or maintain current levels of, Thomas Kinkade Signature and Showcase Galleries, or of the galleries to remain profitable, could have a material adverse effect on the Company's business, financial position, operating results and cash flow. There can be no assurance that the Company will be able to identify suitable owners for Signature Galleries or that such owners will become effective dealers for our products.

        The Company Faces Risks Associated with Expansion Into New Distribution Channels.    The Company's strategy includes expansion into new distribution channels. The Company's ability to increase revenues will depend, in large part, upon the effectiveness of this strategy and the market's acceptance of Thomas Kinkade art and products featuring the Thomas Kinkade lifestyle brand. The Company's expansion into new distribution channels is dependent upon a number of factors including the Company's ability to identify suitable partners that will enhance the Thomas Kinkade lifestyle brand and the integration of new distribution channels with the Company's existing dealer network and distribution channels. The Company intends to avoid conflict among the dealer network and distribution channels through product, image, territory, market and demographic differentiation. However, actual or perceived conflict among the dealer network and distribution channels could materially adversely impact the Company's expansion plans, the Company's overall strategy and the Company's business, financial position, operating results and cash flow, and may significantly reduce revenue from the Company's existing established dealer network and distribution channels.

        The Company Faces Risks Associated with Development and Promotion of the Thomas Kinkade Lifestyle Brand.    The Company intends to direct significant capital and personnel resources to develop and promote the Thomas Kinkade lifestyle brand and expand the Company's and its licensees' product offerings beyond products bearing artwork. There can be no assurance that the Company will be successful in expanding the Thomas Kinkade lifestyle brand or that new branded products will gain market acceptance. The inability to effectively expand the Thomas Kinkade lifestyle brand could result in lower than anticipated revenue and adversely affect the Company's expansion plans, the Company's overall business strategy and the Company's business, financial position, operating results and cash flow.

        The Company Faces Risks Related to Its Introduction of New Product Lines.    A significant element of the Company's business strategy is to expand the Thomas Kinkade brand into new product lines. Historically, a substantial portion of the revenue from Thomas Kinkade products was generated from the sale of limited edition and open edition wall art products and, to a lesser extent, the sale of other home decorative accessories and gift products. As new products are developed by the Company and its licensees, there can be no assurance that these new products will be successfully marketed or that any of the new product lines will gain market acceptance. The inability to market new products could result in lower than anticipated revenue for such products and adversely affect the image and value of the Thomas Kinkade brand.

        The Company May Have Difficulty Effectively Managing Expansion.    The Company's strategy for developing and expanding the Thomas Kinkade lifestyle brand, developing new products, expanding the existing dealer network and distribution channels and expanding into new distribution channels could place a significant strain on management and operations. Expansion requires the need to address changing operational demands and to implement and develop systems and procedures to appropriately deal with those changes. There can be no assurance that the Company will anticipate increased demands. In addition, the Company may need to increase labor staffing or implement other efficiencies to satisfy any significant future increase in product revenue. The failure to increase operational and manufacturing capacity in a timely and effective manner, while maintaining rigid product quality and customer service standards, could result in a failure to meet demand on a timely basis. The Company's inability to increase manufacturing capacity would have a material adverse effect on the business and results of operations. Failure by the Company to continue to upgrade operating and financial control systems and address operational inefficiencies could have a material adverse effect on the Company and its results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth. Moreover, in the event any overproduction results from expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of products, resulting in reduced demand for products, particularly highly popular limited editions. Any reductions in revenue or margins resulting from a decrease in demand could have a material adverse effect on the Company's business, financial position, operating results and cash flows.

        The Company Faces Risks Related to Its Dependence upon Consumer Preferences.    Revenue from existing and new products depends significantly upon continued consumer demand for the Thomas Kinkade brand and product. Demand for products may be affected by consumer preferences, which are subject to frequent and unanticipated changes. The Company is dependent upon its ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. Failure by the Company to anticipate and respond to changes in consumer preferences could lead to, among other things, lower revenue, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on the Company's business and results of operations. There can be no assurance that the current level of demand for products based upon Mr. Kinkade's artwork will be sustained or grow. Any decline in the demand for such products or failure of demand to grow would have a material adverse effect on the Company's business, financial position, operating results and cash flow.

        The Company Faces a Number of Risks Related to Product Revenue Derived Through Third Parties.    Retail product sales, as well as communication with the end customer, are primarily made by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name and licensees who license our trademark and brand. The Company has entered into licensing agreements with Signature Gallery owners and other licensees granting them limited use of the Thomas Kinkade name. However, the failure of these dealers or licensees to properly represent the Company's products could damage its reputation or the reputation of Thomas Kinkade and adversely affect the Company's ability to build the Thomas Kinkade brand, resulting in a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company. Although the Company conducts its business through an independently owned and operated dealer network, state business opportunity and franchise laws may impact our relationships with our dealers. Certain of the Company's dealers and licensees may sell products that may compete with the Company's products. While the Company encourages its dealers and licensees to focus on products through market and support programs, these dealers and licensees may give priority to products of competitors. As discussed below, poor economic conditions could adversely affect independent dealers and licensees which, in turn could adversely affect the Company.

        Changes in Economic Conditions and Consumer Spending Could Adversely Impact the Company's Revenue.    During 2001 and 2002, several Thomas Kinkade Signature Galleries and other art galleries that were customers of the Company closed and/or filed for bankruptcy protection. A poor economic climate, as experienced during 2002 and 2003 to date, could result in an increased number of such bankruptcies or store closings and/or an acceleration of such bankruptcies or store closings. Sales of the Company's products to Thomas Kinkade Signature Galleries account for approximately 45% of the Company's revenue, and sales to art galleries in general account for approximately 62% of the Company's revenue, and accordingly, an increase in bankruptcies or store closings of such galleries could materially adversely affect the Company's revenues, business, financial position, operating results and cash flow. Galleries and licensees may experience financial difficulties, which could adversely impact the Company's collection of accounts receivables and royalties. The Company regularly reviews the credit-worthiness of its dealers to determine an appropriate allowance for doubtful accounts. The Company's actual uncollectible accounts could exceed its current or future allowances.

        In addition, the home decorative accessories, collectibles and gift product industries are subject to cyclical variations. Purchases of these products are discretionary for consumers and, therefore, such purchases tend to decline during periods of recession in the national or regional economies and may also decline at other times. Additionally, purchases of these products may be subject to seasonal cycles. The Company's success depends, in part, upon a number of economic factors relating to discretionary consumer spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. In addition, the Company's business is sensitive to consumer spending patterns and preferences. Shifts in consumer discretionary spending away from home decorative accessories, collectibles or gift products, as well as general declines in consumer spending, could have a material adverse effect on the Company's business, financial position, operating results and cash flow.

        The Company Faces Risks Due to Reliance on Third Parties.    The Company utilizes third parties to manufacture certain products and supply certain materials and components for use in the manufacturing processes. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. Most of the Company's three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements. The failure of any of these third party manufacturers to produce products that meet rigid specifications could result in lower revenue or otherwise adversely affect consumer perceptions of Company brands and products. Poor consumer perception could have a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company.

        In addition, third party vendors also supply the paper, canvas, paint, frames and other raw materials and components used in the canvas lithograph production process. The failure of any of these third party vendors to produce products that meet the Company's rigid specifications could result in lower revenue or otherwise adversely affect consumer perceptions of the Kinkade brand and products. Although the Company maintains relationships with several suppliers, in the past shortages of raw materials and components have been problematic. Any significant shortage could lead to cancellations of customer orders or delays in placement of orders. There can be no assurance that the Company will not encounter shortages in the future, and any prolonged shortage of paper, canvas, paint, frames or other materials could have a material adverse effect on the Company's business, consolidated financial position, operating results and cash flows.

        Pending or Future Litigation.    From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationships with the Company, and involve or may involve compensatory, punitive, antitrust or other damage claims or demands for restitution, rescission, damages or equitable relief. Generally, the Company also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts payable to the Company incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company's evaluation of the likely impact of these pending disputes could change in the future. In addition, although the Company does not currently expect any adverse outcomes in these litigation matters to have a material adverse impact, due to the inherently uncertain nature of litigation, the Company may be unable to successfully defend itself in these litigation matters, and its results of operations, cash flows or financial position could be materially adversely affected as a result.

        Seasonality in Product Sales.    The Company's business has experienced, and is expected to continue to experience, seasonal fluctuations in net revenue and income. Its net revenue historically has been highest in the December quarter and lower in the March, June and September quarters. The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

        Fluctuations in Operating Results.    The Company's quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors, including:

  •
  Change in demand for the art of Thomas Kinkade and the Company's (and its licensees') Thomas Kinkade products (including new product categories and series);

  •
  The Company's ability to achieve its expansion plans;

  •
  The timing, mix and number of new product releases;

  •
  The continued success of the Signature Gallery program;

  •
  The Company's successful entrance into new, and expansion of existing, distribution channels, both foreign and domestic, and new retail concepts;

  •
  The Company's ability to implement strategic business alliances, including attracting and retaining licensees;

  •
  Continued implementation of manufacturing efficiencies;

  •
  Timing of product deliveries;

  •
  The ability to absorb other operating costs and;

  •
  Conflict among distribution channels.

        In addition, since a significant portion of the Company's net revenue is generated from orders received in the quarter, revenue in any quarter is substantially dependent on orders booked in that quarter. Results of operations may also fluctuate based on extraordinary events. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any other quarter. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

        The Company Faces Significant Competition.    The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. The Company's (and its licensees') product lines compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home décor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies, together with the lack of significant barriers to entry, may result in increased competition. The Company intends to expand exclusive branded galleries in new geographic markets and those galleries may encounter competitive challenges that have not been previously experienced. Such competition could have a material adverse effect on the Company's business, financial position, operating results and cash flow. Some competitors have better resources, including name recognition, capital resources, more diversified product offerings and broader distribution channels than the Company. The Company's success is highly dependent upon its (and its licensees') ability to produce a wide variety of products with a broad range of customer appeal and provide ready consumer access to such products.

        The Company Relies Heavily on Intellectual Property Rights and Faces Risk of Infringement and Unauthorized Sales.    The Company relies on a combination of contractual rights, trademarks, trade secrets, and copyrights to establish and protect proprietary rights in its products and brand. Steps taken by the Company to protect its products and brand may not deter their misuse or theft. The Company is aware of a number of unauthorized sales and uses of its products and brand. The growth of the internet has made the unauthorized sale, reproduction, advertising and distribution of the Company's intellectual property and products easier, and has made it more difficult for the Company to protect its rights. Litigation may be necessary to enforce and protect the Company's intellectual property rights. Such litigation could be expensive and divert management's attention away from the operation of the business. In addition, unauthorized sales over the internet or otherwise could reduce sales by authorized sellers, and therefore adversely impact the Company's revenues.

        Return Privileges.    Certain of the Company's customers have return privileges, allowing such customer to return product purchased from the Company for any reason. Historically, returns by these customers have been immaterial. However, if returns from these customers should exceed historic levels, such returns could materially adversely affect the Company's business, financial position, operating results and cash flow.

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

        The Company Has Liability on Certain Leases on Property Where It Is Not a Tenant or Occupant.    The Company is a guarantor or assignor on facility leases for 11 owned stores that were previously owned by the Company and that were sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek recourse from the Company. The Company has established a reserve for rent for leases where there is evidence of default or potential default and the associated liability is probable and reasonably estimable. In addition, the Company vacated a warehouse facility in Morgan Hill, California and established a reserve for the estimated loss on the sublease of this facility based upon estimates of future sub-lease revenue. Their can be no assurance that the Company will not ultimately incur obligations in excess of these estimates, which could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        The Company Must Continue to Satisfy NYSE Listing Requirements.    The Company's Common Stock is currently listed for trading on the New York Stock Exchange. The New York Stock Exchange

has established criteria that all listed companies must satisfy to remain listed. The Company currently satisfies the existing criteria for continued listing. There can be no assurance that the Company will continue to satisfy the listing criteria in the future, or remain listed on the New York Stock Exchange. If the Company's stock is no longer listed, it could adversely affect the liquidity of the stock and could significantly adversely affect its value.

Item 2. Properties

        The Company's manufacturing, distribution, sales and marketing, administration and executive offices are in two leased campus facilities in Morgan Hill, California encompassing approximately 260,000 square feet. As of December 31, 2002, the Company directly operated retail operations located in three leased sites in the United States ranging from 900 to 1,500 square feet, with an aggregate of approximately 4,000 square feet. The Company has a fifteen year lease for an approximately 127,000 square foot facility in Morgan Hill, California which it has vacated and is holding for sublease. The Company believes that its existing facilities are adequate for its present and future needs.

Item 3. Legal Proceedings

        From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationship claims or demands for rescission, damages or equitable relief. Generally, the Company also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts payable to the Company incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company's evaluation of these pending disputes could change in the future. In addition, although the Company does not currently expect any adverse outcomes in these litigation matters to have a material adverse impact, due to the inherently uncertain nature of litigation, the Company may be unable to successfully defend itself in these litigation matters, and its results of operations, cash flows or financial position could be materially adversely affected as a result.

Item 4. Submission of Matters to a Vote of Securities Holders.

        The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        (a) Price Range of Common Stock.    The Company's stock has been traded on the New York Stock Exchange since December 7, 1998 under the symbol "MDA". Previously, it had been traded on the NASDAQ National Market since the Company's initial public offering on August 10, 1994 under the symbol "ARTS". The following table sets forth, for the periods indicated, the high and low per share closing sales prices for the Company's Common Stock, as reported by the New York Stock Exchange:

Year ended March 31, 2001, Nine-month period ended December 31, 2001 and Year Ended December 31, 2002	High	Low
Year ended March 31, 2001
First Quarter	$6.69	$3.88
Second Quarter	4.31	3.38
Third Quarter	5.31	3.38
Fourth Quarter	5.50	4.13
Nine-month period ended December 31, 2001
Three months ended June 30	$4.30	$2.47
Three months ended September 30	3.35	2.01
Three months ended December 31	3.60	1.95
Year ended December 31, 2002
First Quarter	$3.27	$2.70
Second Quarter	4.50	2.35
Third Quarter	4.43	1.74
Fourth Quarter	3.75	1.57

        As of December 31, 2002 there were approximately 476 holders of record of the Company's Common Stock.

        The Company has never paid cash dividends on its Common Stock. The Company's current intent is to retain earnings, if any, for use in the business and the Company does not anticipate paying cash dividends in the foreseeable future. Pursuant to the terms of the Company's line-of-credit with Comerica Bank-California, the Company is prohibited from paying any dividends or making any other distributions or payments on account for redemption, retirement or purchase of its capital stock without the bank's approval. In addition, as part of its financial covenants, there is a $2 million compensating balance requirement.

        (b) Recent Sales of Unregistered Securities.    In November 2002, the Company issued to its landlord, a warrant to purchase 150,000 shares of the Common Stock of the Company. The warrant has a term of five years from the date of issuance and an exercise price of $2.00 per share. The warrant is exercisable, in whole or in part, immediately and ending on the expiration of the warrant, and the exercise is effected by the surrender of the warrant and payment of the aggregate exercise price for the number of shares being purchased. The warrant expires upon a change of control as defined in the warrant. In consideration of the issuance of the warrant, the landlord terminated a lease and agreement which would have required the Company to pay rent on an additional property for 15 years. The issuance of the warrant was made under Section 4(2) of the Securities Act of 1933, as amended.

        (c) Use of Proceeds from Sales of Registered Securities.    The Company did not issue any registered securities during the fiscal year ended December 31, 2002.

        The information required by this Item regarding equity compensation plans is contained in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

        On January 24, 2002, the Company's Board of Directors changed the fiscal year to a calendar year effective December 31, 2001. The selected financial data for the nine-month period ended December 31, 2001 and the years ended December 31, 2002 and March 31, 2001 have been derived from the Company's audited financial statements (except where otherwise indicated). The selected financial data is qualified in its entirety and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year ended December 31	Nine-Months ended December 31	Year Ended March 31,
	2002	2001	2001	2000	1999
Selected Statement of Operations Data:
Net Revenues	$103,780	$80,894	$132,091	$141,065	$129,204
Gross Profit	49,576	34,456	76,436	87,918	84,261
Total operating expenses	51,822	52,962	62,753	64,805	55,033
Operating income (loss)	(2,246)	(18,506)	13,683	23,113	29,228
Income (loss) from continuing operations	(1,116)	(12,750)	8,904	14,150	18,352
Income from discontinued operations	—	1,869	—	—	—
Net income (loss)	(1,116)	(10,881)	8,904	14,150	14,150
Income (loss) from continuing operations per share (diluted) (1)	(0.08)	(0.97)	0.67	1.07	1.34
Income from discontinued operations per share (diluted)	—	0.15	—	—	—
Net income (loss) per share (diluted) (1)	(0.08)	(0.82)	0.67	1.07	1.34
Selecting Operating Data:
Number of company-owned Thomas Kinkade Stores	2	2	2	7	32
Number of other company-owned stores	1	1	1	—	—
Number of independently owned Thomas Kinkade Signature Galleries	279	344	357	297	169
Selected Balance Sheet Data:
Cash and cash equivalents	$24,538	$2,148	$5,136	$5,544	$6,361
Working capital	45,555	39,969	57,294	47,367	41,785
Total assets	82,308	85,490	93,428	88,780	68,146
Long-term obligations	2,571	—	4,539	4,211	2,108
Stockholders' equity	63,931	64,798	75,589	66,408	51,791

(1)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing income (loss) per share.

        Quarterly data for the year ended December 31, 2002 and the nine-month period ended December 31, 2001 and for the quarter ended March 31, 2001 is presented under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Change of Fiscal Year

        On January 24, 2002, the Board of Directors of the Company changed the fiscal year to a calendar year effective December 31, 2001.

        Financial data for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, have been derived from the Company's audited financial statements.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Company's consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

        Media Arts Group, Inc. was founded in 1990 and is the designer, manufacturer, marketer, licensor, and distributor of fine art reproductions, based upon the original paintings of Thomas Kinkade. The Company sells its products to approximately 3,600 independent retailers, located primarily in the United States, and through companies such as QVC, Avon, Home Interiors, Advanced Art, and other retailers. The Company also licenses its brand to book publishers such as Bullfinch, Thomas Nelson and Harvest House, collectible distributors, such as the Bradford Exchange and Books are Fun, and gift products through companies such as Avon, Books are Fun and Hallmark Cards. The Company owns 3 retail stores, which serve as sales and marketing test sites, and also sells its products as well as sales through the Company internet site, www.mediaarts.com and www.thomaskinkade.com. Revenue from company-owned stores and the internet web site amounted to less than 3% of the Company's net revenues. Average quarterly revenue of the Company declined by approximately 4% in the year ended December 31, 2002 compared to average quarterly revenue in the nine-month period ended December 31, 2001 and by approximately 27% from average quarterly revenue for the year ended March 31, 2001.

        During the year ended December 31, 2002, the Company's principal products included limited and open edition canvas and archival lithographs based on the artwork of Thomas Kinkade. During the year ended December 31, 2002, canvas, archival and open edition lithograph sales accounted for 81.4% of the Company's net revenue. The Company continues to expand the Thomas Kinkade product lines to include home decorative accessories, collectibles and gift products featuring the artwork of Thomas Kinkade. This is being accomplished by selling into new channels of distribution as well as through expansion of licensing of the Thomas Kinkade branded products. Licensing revenues amounted to $10.2 million, $7.7 million and $8.6 million for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively.

        The Company is focused on expansion by distributing its products through branded Thomas Kinkade Signature Galleries as well as other independent dealers and distribution partners. In 1996, as part of the Company's strategy of expanding branded distribution, the Company initiated the Thomas Kinkade Signature Gallery program. The Signature Galleries are independently owned and operated galleries that exclusively sell products based on the artwork of Thomas Kinkade. Thomas Kinkade Signature Galleries are part of the Company's core dealer network. During the year ended December 31, 2002, revenue from Signature Galleries accounted for 44.7% of consolidated net revenues, compared to 53.9% for the nine-month period ended December 31, 2001 and 52.6% in the year ended March 31, 2001. Thomas Kinkade Signature Galleries continue to represent the Company's core business, however emphasis will be placed on developing and expanding other distribution partners that provide greater access to Company products at appropriate price points in a particular market.

The Company has established distribution alliances with major partners such as Avon, NCE, Amcal, Books are Fun, Home Interiors, Advanced Art, Hallmark and La-Z-Boy.

        Normal first quarter seasonality and the ongoing economic uncertainty is continuing to adversely impact the Company's revenues during the first quarter of 2003. Most of the Company's operating costs are based on its expectation of revenues and are relatively fixed in the short term, and accordingly cannot be adjusted quickly enough on a short term basis in response to unanticipated revenue shortfalls. As a result, the Company will experience a loss in the first quarter of 2003.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's consolidated income statement as a percentage of net revenue.

	Year ended December 31, 2002	Nine-months Ended December 31, 2001	Year ended March 31, 2001
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	52.2	57.4	42.1

Gross margin	47.8	42.6	57.9
Operating expenses:
Selling and marketing	25.2	25.3	22.5
General and administrative	24.8	37.8	23.1
Write-down of Internet business assets	—	2.4	1.9

Total operating expenses	50.0	65.5	47.5

Operating income (loss)	(2.2)	(22.9)	10.4
Interest income, net	0.1	0.3	—
Gain on sales of company-owned store	0.2	0.1	0.3

Income (loss) before taxes	(1.9)	(22.5)	10.7
Provision for (benefit from) income taxes	(0.8)	(6.7)	4.0

Income (loss) from continuing operations	(1.1)	(15.8)	6.7
Discontinued operations—tax benefits from closure of subsidiary	—	(2.3)	—

Net income (loss)	(1.1)	(13.5)	6.7

Sales Revenues.

        Net revenues.    The Company's net revenues were $103.8 million for the year ended December 31, 2002, as compared to $106.1 million (unaudited) for the twelve month period ended December 31, 2001, $80.9 million for the nine-month period ended December 31, 2001 and $132.0 million for the year ended March 31, 2001. Average quarterly revenue in the year ended December 31, 2002 amounted to $26.0 million as compared to $27.0 million in the nine-month period ended December 31, 2001 and $33.0 million in the year ended March 31, 2001. The decrease in net revenue for the year ended December 31, 2002 as compared to the nine-month period ended December 31, 2001(on a quarterly average basis) and for the year ended March 31, 2001 was due primarily to the general slowdown in the United States economy which began in calendar 2000.

        Revenues from Signature Dealers were $46.6, $43.6 and $70.4 million for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively. Average quarterly revenues from Signature Dealers were $11.7 million, $14.5 million and $17.6 million for year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively. The Company believes the decline is due to reduced consumer spending for non-essential products during the current period of economic uncertainty and the resulting closure of some Thomas Kinkade Signature Galleries.

        Revenue from all other dealers was $42.4 million, $29.0 million and $48.5 million for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively. Average quarterly revenues from all other dealers were $10.6 million, $9.7 million and $12.1 million for year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively. The Company believes the decline is due to reduced consumer spending for non-essential products during the current period of economic uncertainty and the resulting closure of some dealers.

        Licensing revenue was $10.2 million, $7.6 million and $8.6 million for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively. Average quarterly licensing revenues were approximately $2.5 million for the year ended December 31, 2002 and for the nine-month period ended December 31, 2001 and were $2.2 million in the year ended March 31, 2001.

        Gross margin.    Cost of revenues consists primarily of raw material and component costs, manufacturing and supervisory labor, manufacturing overhead costs and royalties.

	Year ended December 31, 2002	Nine Months Ended December 31, 2001	Year Ended March 31, 2001
Gross margin (in millions)	$49.6	$34.5	$76.4
Gross margin percent	47.8%	42.6%	57.9%

        The gross margin for the year ended December 31, 2002 was $49.6 million, or 47.8% of net revenue as compared to $34.5 million, or 42.6% of net revenue, in the nine-month period ended December 31, 2001 and $76.4 million, 57.9% of revenue in the year ended March 31, 2001. The higher gross margin, in 2002 as compared to the nine-month period ended December 31, 2001, expressed as a percentage of revenue was primarily due to improvements in manufacturing cost reductions made during 2002 and reduced impairments of inventory.

        The decline in gross profit margins in the year ended December 31, 2002 and in the nine-month period ended December 31, 2001, as compared to the year ended March 31, 2001, resulted from manufacturing inefficiencies and unabsorbed overhead which were expensed as period costs, due to the decrease in revenue in both periods and in the nine month period ended December 31, 2001, an increase in inventory reserves for slow-moving gift and collectible products of approximately $2.0 million, and the reserve created for the decline in value of inventories due to the discontinuance of three artists' product lines of approximately $1.8 million.

        Selling and marketing expenses.    Selling and marketing expenses consist primarily of salaries and commissions, as well as advertising and promotional expenses.

	Year ended December 31, 2002	Nine Months Ended December 31, 2001	Year Ended March 31, 2001
Selling and marketing (in millions)	$26.1	$20.4	$29.7
Percent of net revenue	25.2%	25.3%	22.5%

        Selling and marketing expenses were $26.1 million in the year ended December 31, 2002, $20.4 million for the nine-months ended December 31, 2001 and $29.7 million in the year ended March 31, 2001.

        Selling and marketing expenses for the year ended December 31, 2002 averaged $6.5 million per quarter, which is consistent with a quarter average of $6.8 million incurred in the nine-month period ended December 31, 2001. Selling and marketing expenses were $7.4 million on a quarterly basis in the year ended March 31, 2001, as a result of higher compensation and commission expenses associated with higher sales in that year.

        Selling and marketing expenses as a percentage of net revenue in the year ended December 31, 2002, as compared to the nine-month period ended December 31, 2001, was constant.

        Selling and marketing expenses, as a percentage of revenues, increased in the nine-month period ended December 31, 2001, compared to the year ended March 31, 2001, primarily due to lower revenues.

        General and administrative expenses.    General and administrative expenses consist primarily of salaries and bonuses, rent expense, allowance for doubtful accounts and professional services such as legal and accounting fees.

	Year ended December 31, 2002	Nine-month period ended December 31, 2001	Year ended March 31, 2001
General and administrative expenses (in millions)	$25.7	$30.6	$30.5
Percent of net revenue	24.8%	37.8%	23.1%

        General and administrative expenses were $25.7 million in the year ended December 31, 2002 compared to $30.6 million in the nine month period ended December 31, 2001 and $30.5 million in the year ended March 31, 2001.

        General administrative expenses decreased in the year ended December 31, 2002 as compared to the nine-month period ended December 31, 2001 (on a quarterly basis), due to the reorganization charges in the nine-month period ended December 31, 2001. Average quarterly general and administrative expenses were $6.4 million in the year ended December 31, 2002, as compared to an average of $10.2 million in the nine-month period ended December 31, 2001 due primarily to charges in the nine-month period ended December 31, 2001 for severance pay of approximately $2.7 million; Morgan Hill relocation costs and executive recruiting fees of approximately $1.0 million; and an increase in the allowance for doubtful accounts relating to accounts receivable and notes receivable by $7.8 million due to the weakening economic environment, offset by a reserve for rents on a non-occupied building of $3.5 million in the year ended December 31, 2002.

        For the nine-month period ended December 31, 2001, general and administrative expenses were approximately the same as for the year ended March 31, 2001. On a quarterly basis, however, average quarterly general and administrative expenses were $10.2 million in the nine-month period ended December 31, 2001, compared to $7.6 million in the year ended March 31, 2001. This increase in general and administrative expenses is due primarily to charges in the nine-month period ended December 31, 2001 for severance pay of approximately $2.7 million, Morgan Hill relocation costs and executive recruiting fees of approximately $1.0 million, and an increase in the allowance for doubtful accounts relating to accounts receivable and notes receivable by $7.8 million due to the weakening economic environment.

        Write-down of internet business assets.    In the nine-month period ended December 31, 2001, the Company incurred a charge of $2.0 million primarily related to the write-down of the remaining book value of the Company's original thomaskinkade.com e-commerce website ("Exclaim"). In the year ended March 31, 2001, the Company significantly reduced the funding of its Exclaim operations due to the significant cash requirements related to its software development activities and the inability to obtain outside sources of capital. Accordingly, the Company incurred a $2.5 million charge for the year ended March 31, 2001 in connection with the write-down and discontinuance of Exclaim.

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

        Interest income (expense).    Net interest income for the year ended December 31, 2002 was $105,000 as compared to $259,000 for the nine-month period ended December 31, 2001. The decrease in net interest income primarily was due to lower interest rates on invested funds and higher interest expense due to an increase in capital lease obligations and outstanding borrowings under the line of credit. Net interest income was $9,000 in the year ended March 31, 2001. The increase in net interest income in the nine-month period ended December 31, 2001 over the year ended March 31, 2001 was due to interest received from notes receivable from the sale of the company-owned stores that began in the year ended March 31, 2001.

        Provision for (benefit from) income taxes.    The benefit from income taxes was $876,000 for the year ended December 31, 2002 as compared to a benefit of $5.4 million for the nine-month period ended December 31, 2001, and a $5.2 million tax expense for the year ended March 31, 2001. The Company's effective income tax rate for the year ended December 31, 2002 was 44%, compared to 30% for the nine-month period ended December 31, 2001 and 37.1% for the year ended March 31, 2001. The increase in the income tax rate in the year ended December 31, 2002 reflects the realizable tax benefit at statutory tax rates, whereas the tax rate in the nine month period ended December 31, 2001 gave effect to non-deductible losses on the write-off of Exclaim assets.

Liquidity and Capital Resources

        The Company's primary source of funds during the year ended December 31, 2002 has been from operating activities and the Company's bank line-of-credit. Working capital as of December 31, 2002 was $45.6 million as compared to $40.0 million and $57.3 million as of December 31, 2001 and March 31, 2001, respectively. The cash balance at December 31, 2002 was $24.5 million compared to $2 million at December 31, 2001.

        Net cash provided by operations was $23.6 million for the year ended December 31, 2002, as compared to $9.5 million for the nine-months ended December 31, 2001 and $5.9 million for the year ended March 31, 2001. Net cash provided by operations in the year ended December 31, 2002 consisted primarily of changes in assets and liabilities, including a decrease in accounts receivable of $7.3 million, a decrease in inventories of $5.7 million, a decrease in income taxes receivable of $2.4 million and the establishment of a reserve for unoccupied leased buildings of $3.5 million. These were offset by increases in accrued royalty and other expenses of $1.6 million and deferred compensation payments of $2.5 million. Net cash was utilized by operations to fund the net loss of $1.1 million as adjusted by non-cash items, including depreciation and amortization of $6.0 million, a loss from the disposal of fixed assets of $720,000 and a decrease in deferred income taxes of $2.2 million, offset by the gain recognized on company-owned stores of $149,000. The inventory decrease was due primarily to increases in inventory reserves for slow moving and gift product inventory, and the write-down of inventory associated with the discontinued artists. The decrease in accounts receivable was due to improved collections and increases in bad debt reserves. The decrease in deferred compensation was due to the payment of balances owed upon termination of the Company's deferred compensation plan.

        Net cash provided by operations was $9.5 million for the nine-month period ended December 31, 2001 as compared to $5.9 million for the year ended March 31, 2001. Net cash provided by operations in the nine-months ended December 31, 2001 consisted primarily of changes in assets and liabilities, including the decrease in accounts receivable of $5.2 million, the decrease in inventories of $9.7 million and the increase in commissions payable, accrued compensation, accrued royalties, and other accrued expenses of $5.2 million. These were offset by the increase in income taxes receivable of $1.6 million, and the decrease in accounts payable and deferred compensation liability of $3.8 million. Net cash was utilized by operations to fund the net loss of $10.9 million as adjusted by non-cash items, including depreciation and amortization of $5.0 million, a loss from the write-down of Exclaim assets of $2.0 million, and amortization of stock based compensation of $27,000 offset by the gain recognized on company-owned stores of $103,000 and the increase in deferred income taxes of $1.8 million. The inventory decrease was due primarily to the increases in inventory reserves for slow moving and three-dimensional inventory and the increased shipments for the quarter ended December 31, 2001. The decrease in accounts receivable was due to improved collections and increases in bad debt reserves. The decrease in accounts payable was due to the timing and amounts of vendor payments in the quarter ended December 31, 2001. The changes in income taxes receivable was primarily due to the operating losses in the year ended December 31, 2002 which will be carried back for refunds of prior taxes paid.

        Net cash provided by operations in the year ended March 31, 2001 consisted primarily of net income of $8.9 million as adjusted by non-cash items, including depreciation of $5.9 million, loss from the write-down of Exclaim assets of $2.5 million, and the changes in assets and liabilities, including a $3.2 million decrease in accounts receivable and a $2.2 million increase in accounts payable, offset by a $5.9 million increase in inventories, a $4.3 million decrease in income taxes payable and a $2.4 million increase in income taxes receivable. Inventory increased primarily due to seasonality, lower than expected sales and the addition of new artists. The increase in accounts payable was due to the timing and amounts of vendor payments in the last quarter of the year ended March 31, 2001. The decrease in accounts receivable was due primarily to lower sales in the year ended March 31, 2001. The changes in income taxes payable and receivable were primarily due to overpayments of estimated taxes resulting from an operating loss in the fourth quarter of the year ended March 31, 2001.

        Net cash provided by investing activities was $1.5 million for the year ended December 31, 2002, as compared to net cash used in investing activities which amounted to $13.9 million for the nine-month period ended December 31, 2001 and $6.3 million in the year-ended March 31, 2001.

        Net cash provided by investing activities in the year ended December 31, 2002 related primarily to the $2.4 million generated by proceeds of the surrendering of life insurance policies used to fund the Deferred Compensation plan and $530,000 from payments on gallery and other notes receivable, which was offset by approximately $1.5 million in purchased property and equipment.

        Net cash used in investing activities in the nine month period ended December 31, 2001 related primarily to capital expenditures of $12.8 million for leasehold improvements for the Morgan Hill, California facility, property and equipment, and computer hardware and software. Cash was also used in investing activities for the purchase of notes receivable of $1.6 million. These expenditures were partially offset by net cash generated by the sales, collections and related financing of galleries sold to Signature Gallery Dealers and the decrease in cash surrender values of life insurance policies.

        Net cash used in investing activities in the year ended March 31, 2001 related primarily to capital expenditures of $7.8 million for leasehold improvements in progress on the new facilities in Morgan Hill, California, property and equipment and investment in Internet related technologies. These expenditures were partially offset by net cash generated by the sales, collections and related financing of galleries sold to Signature Gallery Dealers.

        Net cash used by financing activities was $2.7 million in the year ended December 31, 2002, as compared to net cash provided by financing activities of $1.5 million for the nine-month period ended December 31, 2001. Net cash used in financing activities was $42,000 in the year ended March 31, 2001. Net cash used by financing activities in the year ended December 31, 2002 resulted from the repayment of line of credit borrowings in the amount of $1.5 million and the repayment of a convertible note in the amount of $1.2 million.

        Net cash provided by financing activities in the nine-month period ending December 31, 2001 was primarily related to the borrowings under the expired bank line-of-credit of $12.5 million, which was offset by the repayments of $11.0 million, and the proceeds of $63,000 related to the exercise of options through the Company's Common Stock and the issuance of Common Stock through the Company's Employee Stock Purchase Plan. These proceeds were offset by the principal payments of approximately $110,000 under a capital lease obligation.

        Net cash used in financing activities in the year ended March 31, 2001 related to payments of $210,000 under a capital lease obligation, which was offset by proceeds of $168,000 related to the exercise of options for the Company's Common Stock and the issuance of Common Stock through its Employee Stock Purchase Plan.

        On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California. The original term of the facility was 360 days and it has been extended to July 1, 2003. The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants. Borrowings under the facility bear interest at the bank's prime rate plus 0.25% and there is a $2 million compensating balance requirement. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company's assets. At December 31, 2002, there were no borrowings under this line of credit and the Company had approximately $12.2 million on deposit with Comerica Bank-California and the balance invested in short-term cash equivalents with other financial institutions. At December 31, 2002, $15 million was available under the line of credit, and the Company was in compliance with all covenants.

        To date, the Company has not declared or paid cash dividends to its stockholders due to a number of factors, including the current weakness in the general U. S. economy, the capital required to grow the business and the potential working capital requirements in the event of a significant upturn in business. In addition, the existing line-of-credit with Comerica Bank-California prohibits the payment of dividends without the Bank's approval. The Company reevaluates this practice from time to time but is not contemplating the payment of a cash dividend in the near future.

        The following summarizes our significant contractual obligations, which are comprised of our lease obligations, at December 31, 2002, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 Years	5 Years	After 5 Years
Capital Lease Obligations	$623	$268	$355	$—	$—	$—
Operating Leases	73,853	5,074	10,008	5,095	5,024	48,652
Purchase Obligations	4,240	4,240	—	—	—	—

Total Contractual Cash Obligations	$78,716	$9,582	$10,363	$5,095	$5,024	$48,652

        At December 31, 2001, the Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously company-owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. Therefore the Company established a reserve for such guarantees and assignments of approximately $915,000 at December 31, 2001. During the year ended December 31, 2002, the Company made payments of approximately $678,000 on these leases, of which $401,000 was expensed and $277,000 was charged to the reserve. The total third party rental payments due under guaranteed or assigned leases are approximately $5,600,000 with such leases expiring at various times through February 2009. The balance of the reserve at December 31, 2002 was $638,000 (see Note 11). During the year ended December 31, 2002, the Company vacated a warehouse facility in Morgan Hill,

California and established a reserve of approximately $3,500,000 for the estimated loss on the sublease of this facility based on estimates of future sub-lease income.

        The Company has no commitments obligating the Company to purchase minimum quantities of product. The purchase obligations disclosed above represent open purchase orders which require receipt of the product or service order before payment is owed.

        The Company's working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events. The Company and its management believe that its current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under the Company's line-of-credit will be sufficient to meet its working capital requirements for at least the next 12 months. The Company may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

Seasonality and Fluctuations in Operating Results

        The Company's business has experienced, and is expected to continue to experience, seasonal fluctuations in net revenue and income. Its net revenue historically has been highest in the December quarter and lower in the March, June and September quarters. The Company believes that the seasonal effect is due to customer buying patterns, particularly with respect to holiday purchases, and is typical of the home decorative accessories, collectibles and gift product industries. The Company expects these seasonal trends to continue in the foreseeable future.

        The Company's quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors, including:

  •
  Change in demand for the art of Thomas Kinkade and the Company's (and its licensees') Thomas Kinkade products (including new product categories and series);
  •
  The Company's ability to achieve its expansion plans;
  •
  The timing, mix and number of new product releases;
  •
  The continued success of the Signature Gallery program;
  •
  The Company's successful entrance into new, and expansion of existing, distribution channels, both foreign and domestic, and new retail concepts;
  •
  The Company's ability to implement strategic business alliances, including attracting and retaining licensees;
  •
  Continued implementation of manufacturing efficiencies;
  •
  Timing of product deliveries;
  •
  The ability to absorb other operating costs; and
  •
  Conflict among distribution channels.

        In addition, since a significant portion of the Company's net revenue is generated from orders received in the quarter, revenue in any quarter is substantially dependent on orders booked in that quarter. Results of operations may also fluctuate based on extraordinary events. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any other quarter. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

Supplementary Financial Information (unaudited)

        The following table sets forth certain unaudited consolidated statement of income data, both in absolute dollars and as a percentage of revenue, for the quarters in the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the quarter ended March 31, 2001. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated results of operations for any quarter are not necessarily indicative of the results of any future period.

	Quarter ended March 31, 2001	Nine Month Period ended December 31, 2001			Year ended December 31, 2002
	March Quarter	June Quarter	September Quarter	December Quarter	March Quarter	June Quarter	September Quarter	December Quarter
	(UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net revenue	$25,261	$24,437	$24,781	$31,676	$32,396	$21,034	$21,103	$29,247
Gross margin	11,501	11,881	12,295	10,280	14,515	9,750	10,328	14,983
Total operating expenses	15,510	13,922	18,032	21,008	18,230	11,175	9,679	12,738
Operating income (loss)	(4,009)	(1,987)	(5,737)	(10,728)	(3,715)	(1,425)	649	2,245
Income (loss) from continuing operations	(2,207)	(1,251)	(3,481)	(8,018)	(2,356)	(653)	443	1,430
Net income (loss)	(2,207)	(1,251)	(3,481)	(6,149)	(2,356)	(633)	443	1,430
Income (loss) per share from continuing operations	(0.17)	(0.09)	(0.26)	(0.61)	(0.18)	(0.05)	0.03	0.11
Net income (loss) per share (diluted)	(0.17)	(0.09)	(0.26)	(0.47)	(0.18)	(0.05)	0.03	0.11
AS A PERCENTAGE OF REVENUE
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	45.5	48.6	49.6	32.5	44.8	46.4	48.9	51.2
Total operating expenses	61.4	57.0	72.8	66.3	56.3	53.1	45.9	43.6
Operating income (loss)	(15.9)	(8.1)	(22.3)	(33.9)	(11.5)	(6.8)	3.1	7.7
Income (loss) from continuing operations	(8.7)	(5.1)	(14.0)	(25.3)	(7.3)	(3.0)	2.1	4.9
Net income (loss)	(8.7)	(5.1)	(14.0)	(19.4)	(7.3)	(3.0)	2.1	4.9

Outlook

        As part of the Company's strategy of continued expansion of branded distribution and developing new brands, the Company expects to focus on the following activities during fiscal 2003:

  •
  Support and strengthen existing Thomas Kinkade Signature Galleries and seek opportunities to increase retail distribution through the Signature Gallery program,

  •
  Expansion into new distribution channels,

  •
  Develop licensing, publishing and other strategic relationships,

  •
  Seek and evaluate new product ideas to enhance the Company's product line offerings,

  •
  Develop and promote the Thomas Kinkade lifestyle brand and seek and evaluate new brand extension ideas to enhance the reach of the Company's existing brands.

        The Company anticipates that in fiscal 2003:

  •
  Based on the current economic environment, there could be a decrease in revenues compared with prior periods, until new distribution channels are developed and a recovery in the economy occurs,

  •
  There may be continued closings of Thomas Kinkade Signature Galleries due to current economic uncertainty,

  •
  There will be a change in gross profit margin as compared to prior periods due to changes in product mix,

  •
  There will be an increase in selling and marketing expenses as a percent of net revenue due to the Company's efforts to develop and promote the Thomas Kinkade lifestyle brand.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. On a regular basis, the Company reviews the accounting policies it uses in reporting its financial results.

        A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company's financial condition or results of operations.

        Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company's operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled "Seasonality, Fluctuations and Operating Results." Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and present a meaningful presentation of the Company's financial condition and results of operations.

        Management believes that the following are the Company's critical accounting policies:

        Revenue Recognition.    The Company recognizes revenue from gross product sales, including freight charges, in compliance with Staff Accounting Bulletin No. 101 ("SAB 101") which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated. Any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter, and could result in future quarterly losses.

        Inventories.    Inventories are generally stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence by the difference between its cost and the estimated market value based upon assumptions about future demand. The Company evaluates the inventory carrying value for potential excess and obsolete inventory exposures by analyzing historical and anticipated demand. If actual demand were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Product Returns and Other Sales Allowances and Bad Debts.    The Company records reserves for doubtful accounts, product returns, exchanges and credits for marketing, advertising, and other sales incentives based upon reasonable estimates derived by an analysis of historical data of its accounts and notes receivable, revenues, bad debts, product returns, marketing, advertising and other sales incentives, as well as customer credit-worthiness, current economic trends, and changes in the customer's payment terms. Should actual economic trends and customer credit-worthiness become less favorable than projected, the Company may be required to increase its future reserve estimates, which may have a detrimental impact on the Company's financial position, results of operations and cash flows. In addition, the Company has an agreement with several of its customers offering a six-month return policy. Currently, these arrangements have not had a material impact on the Company's reserve analysis. However, there can be no assurance in the future that this return policy may not be expanded to other customers or other channels of distribution. Therefore, changes or increases to this policy may, also, adversely impact future reserve estimates.

        Excess and Obsolete Inventory Reserves.    The Company records a reserve for excess and obsolete inventory based upon reasonable estimates derived by an analysis of inventory turnover, product demand and future salability, and market conditions. If actual market conditions or product demand and salability are less favorable than projected by management, additional reserves may be required, which may have a detrimental impact on the Company's financial position and results of operations.

        Liability for Rent.    Over the past several years, the Company has entered into various sales contracts in which it transferred its company-owned stores. As part of the negotiations with existing landlords, the Company remains a lessee behind the new tenant and has a contingent liability in the event of default by the tenant for the rental commitments for the remaining lease life of the transferred stores. At December 31, 2002, the Company determined that on certain of these stores it may be required to pay rent on certain remaining lease commitments until the lease is either renegotiated or the property is subleased. In addition, the Company vacated a warehouse facility in Morgan Hill, California and established a reserve for the estimated loss on the sublease of this facility based upon estimates of future sub-lease revenue. Their can be no assurance that the Company will not ultimately incur obligations in excess of these estimates, which could have a material adverse effect on the Company's financial position, results of operations and cash flows. As a result of these determinations, the Company established a liabilities for such guarantee, assignments, and vacated premises based upon reasonable estimates derived by an analysis of the past rental payment history of the store owner, location of the property, current market and economic conditions, the potential for re-negotiation of the lease terms and the possibility of subleasing the property. If these conditions are less favorable than projected by management, additional reserves or outlays of cash maybe necessary in order to comply with the Company's rental guarantees or assignments, which may have a detrimental impact on the Company's financial position, results of operations and cash flow.

        Impairment of Long-Lived Assets.    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flows using a weighted average cost of capital. There is no assurance that future events will not significantly impair the existing long-lived assets of the Company and have a detrimental impact on the Company's financial position, results of operations and cash flow.

        Related Party Transactions.    The Company will, from time to time, enter into transactions with parties that have relationships with the Company's officers or directors or that have a significant ownership interest in the Company. Such transactions are reviewed by the Board of Directors and are subject to the prior approval of members of the Board of Directors who do not have a personal interest in the applicable transaction. The Company discloses all material transactions that, in management's judgment, constitute related party transactions. Related parties include subsidiaries, members of the Company's management, and owners of a significant percentage of Common Stock and their family members.

        Income Taxes.    The Company estimates income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its current tax exposure, together with assessing temporary differences resulting from the treatment of items such as depreciation and charitable contributions for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that management believes recovery is not likely, establish a valuation allowance. Therefore, any increases to the valuation allowance due to changes in the tax law or future business circumstances may have a detrimental impact on the Company's financial position, results of operations and cash flow.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS 143 did not have a material impact on the Company's financial condition, results of operations and cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Media Arts does not expect the adoption of SFAS No. 145, which will become effective at varying dates from May 2002 to December 31, 2003, to have a material effect on its financial condition, results of operations and cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after

December 31, 2002. The adoption of SFAS No. 146 will not have a material impact on the Company's financial condition, results of operations or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for the Company's 2002 financial statements for fiscal year 2002. As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare. The adoption of this standard will not have a material impact on the Company's financial condition, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The annual disclosure requirements of SFAS 148 are included in the 2002 consolidated financial statements while the interim financial disclosure requirements are effective for our fiscal 2003. The adoption of SFAS 148 will not have a material effect on the Company's financial condition, results of operations or cash flows.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 will not have a material effect on results of the Company's financial condition, results of operations or cash flows.

Item 7(A). Qualitative and Quantitative Disclosures About Market Risk

        The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents. The Company did not have short-term investments, other than cash equivalents, as of December 31, 2002 and December 31, 2001. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings. The Company does not expect any material loss with respect to its investment portfolio. All sales are denominated in U.S. dollars. The Company has no vendor payments denominated in foreign currencies and accordingly, the Company has no material foreign exchange risk. The table below presents principal amounts and related weighted average interest rates for the Company's investment portfolio and debt obligations.

	December 31, 2002	December 31, 2001
	(In thousands)
ASSETS
Cash and cash equivalents	$24,538	$2,148
Average interest rate	1.0%	1.3%
LIABILITIES
Bank line-of-credit	$0	$1,500
Interest rate (bank reference rate plus 0.25%)	0%	5.0%
Capital lease obligation	$584	$583
Fixed interest rate	9.5%	10.2%
Convertible note payable to related party	$0	$1,200
Fixed interest rate	N/A	8.0%

Item 8. Financial Statement and Supplementary Data

        The Financial Statements and supplemental data required by this item are set forth at the pages indicated at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information regarding the Company's directors required by this Item is incorporated by reference to the information set forth in the section entitled "Information About Nominees and other Directors" and "Executive Officers" in the definitive proxy statement for the Company's 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement").

        Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Principal Shareholders" in the Proxy Statement.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2002 about our Common Stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all existing equity compensation plans including the Employee Stock Option Plan, the Stock Option Plan for Outside Directors, the 1998 Employee Stock Purchase Plan, the 1998 Stock Incentive Plan and the 2002 Stock Plan, each as amended, and the stock options granted to Mr. Kinkade in accordance with the License.

				Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights
Plan category
	(a)		(b)	(c)
Equity compensation plans approved by securityholders	769,337	(1)(2)	$4.63	2,758,823	(3)
Equity compensation plans not approved by securityholders	600,000	(4)	$12.38	0
Total	1,369,337		$8.03	2,758,823

(1)
This number reflects the number of securities to be issued upon exercise of outstanding options under the Employee Stock Option Plan, the Stock Option Plan for Outside Directors, the 1998 Stock Incentive Plan and the 2002 Stock Plan.

(2)
We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the Employee Stock Purchase Plan.

(3)
This number reflects securities available for future issuance under the 2002 Stock Plan and the Employee Stock Purchase Plan. In 1998, all of the options available for issuance under the Employee Stock Option Plan and the Stock Option Plan for Outside Directors were subsumed under the 1998 Stock Incentive Plan. In July 2002, all of the options available for issuance under the 1998 Stock Incentive Plan were subsumed under the 2002 Stock Plan. Currently there are no options available for issuance under the Employee Stock Option Plan, the Stock Option Plan for Outside Directors or the 1998 Stock Incentive Plan. The 2002 Stock Incentive Plan provides that the number of shares of our Common Stock reserved for issuance thereunder will automatically increase on the first day of the Company's fiscal year in each fiscal year beginning in 2003 by an amount equal to the lesser of (i) 500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board.

(4)
In conjunction with the negotiation of a license agreement between the Company and Thomas Kinkade in December 1997, the Company issued to Thomas Kinkade an option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $12.375 per share

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)
Changes in internal controls. The Company evaluates its internal controls for financial reporting purposes on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls are effective. The Company is currently in the process of improving internal controls relating to its customer order entry process in order to address matters identified through these evaluations. Pending full implementation of these improvements, the Company has instituted additional procedures and policies to maintain its ability to accurately record, process and summarize financial data and prepare financial statements that fully present its financial condition, results of operations and cash flows.

        The Company has not made any other significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

		Page
1.	Financial Statements:
	Report of Independent Accountants	34
	Consolidated Balance Sheets at December 31, 2002 and 2001	35
	Consolidated Statements of Operations for the year ended December 31, 2002, the nine-months ended December 31, 2001 and the year ended March 31, 2001	36
	Consolidated Statements of Stockholders' Equity for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001	37
	Consolidated Statements of Cash Flows for the year ended December 31, 2002, the nine-months ended December 31, 2001 and the year ended March 31, 2001	38
	Notes to Consolidated Financial Statements	39
2.	Financial Statement Schedule:
	Schedule II. Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001	55
	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3.
  Exhibits: See Index to Exhibits on page 56. The Exhibits listed in the accompanying to Exhibits are filed or incorporated by reference as part of this report.

(b)
Reports on Form 8-K:
None.

(c)
Exhibits
See Item 15(a)(3) above.

(d)
Financial Statement Schedules
See Item 15(a)(2) above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Media Arts Group, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Media Arts Group, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, nine-months ended December 31, 2001 and the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 12, 2003

MEDIA ARTS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,538	$2,148
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,010 and $8,493	12,868	20,178
Receivables from related parties	—	152
Inventories	12,563	18,271
Prepaid expenses and other current assets	6,473	6,094
Cash surrender value of life insurance	—	2,476
Deferred income taxes	3,334	7,373
Income taxes receivable	1,585	3,969

Total current assets	61,361	60,661
Property and equipment, net	17,992	23,106
Notes receivable	613	347
Notes receivable from related parties	96	—
Long-term deferred income taxes	2,174	332
Other assets	72	1,044

Total assets	$82,308	$85,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank line of credit	$—	$1,500
Convertible notes payable to related party	—	1,200
Accounts payable	6,850	6,401
Commissions payable	1,145	609
Accrued royalties	496	1,547
Accrued compensation costs	3,114	1,885
Deferred compensation costs	—	2,524
Accrued expenses	3,920	4,443
Capital lease obligation, current	281	583

Total current liabilities	15,806	20,692
Reserve for leases	2,268	—
Capital lease obligation—long-term	303	—

Total liabilities	18,377	20,692

Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized; 13,540,675 shares issued and 13,224,603 shares outstanding at December 31, 2002; 13,534,175 shares issued and 13,217,771 shares outstanding at December 31, 2001	90	90
Additional paid-in capital	38,862	38,616
Deferred stock-based compensation	—	(3)
Retained earnings	28,651	29,770
Treasury Stock, 316,072 shares at cost at December 31, 2002; 316,404 shares at cost at December 31, 2001	(3,672)	(3,675)

Total stockholders' equity	63,931	64,798

Total liabilities and stockholders' equity	$82,308	$85,490

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2002	Nine months ended December 31, 2001	Year ended March 31, 2001
	(In thousands, except per share data)
Revenues:
Net product and other revenue	$93,529	$73,178	$123,521
Licensing revenues	10,251	7,716	8,570

Net revenues	103,780	80,894	132,091
Cost of revenues:
Cost of revenues—product and other	53,691	46,052	55,226
Cost of licensing revenues	513	386	429

Total cost of revenues	54,204	46,438	55,655

Gross profit	49,576	34,456	76,436

Operating expenses:
Selling and marketing	26,117	20,422	29,707
General and administrative	25,705	30,579	30,532
Write down of Internet business assets	—	1,961	2,514

Total operating expenses	51,822	52,962	62,753

Operating income (loss)	(2,246)	(18,506)	13,683
Interest income, net	105	259	9
Gain on sales of company-owned stores	149	103	457

Income (loss) before income taxes	(1,992)	(18,144)	14,149
Provision for (benefit from) income taxes	(876)	(5,394)	5,245

Income (loss) from continuing operations	(1,116)	(12,750)	8,904
Discontinued operations—tax benefit from closure of subsidiary	—	1,869	—

Net income (loss)	$(1,116)	$(10,881)	$8,904

Income (loss) per share from continuing operations:
Basic	$(0.08)	$(0.97)	$0.68
Diluted	$(0.08)	$(0.97)	$0.67
Income from discontinued operations:
Basic	$—	$0.15	$—
Diluted	$—	$0.15	$—
Net income (loss) per share:
Basic	$(0.08)	$(0.82)	$0.68
Diluted	$(0.08)	$(0.82)	$0.67
Shares used in income (loss) per share computation:
Basic	13,222	13,201	13,168
Diluted	13,222	13,201	13,247

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Treasury Stock
			Additional paid-in capital	Deferred stock-based compensation	Retained Earnings
	Shares	Amount				Shares	Amount	Total
	(In thousands)
Balance at March 31, 2000	13,474	$90	$38,638	$(337)	$32,126	(334)	$(4,109)	$66,408
Issuance of Common Stock on exercise of options	35	—	124	—	—	—	—	124
Sale of treasury stock under employee stock purchase plan	—	—	—	—	(323)	12	367	44
Adjustment to fair value of deferred stock compensation	—	—	21	(21)	—	—	—	—
Amortization of stock-based compensation	—	—	—	98	—	—	—	98
Tax benefit of stock option transactions	—	—	11	—	—	—	—	11
Net income	—	—	—	—	8,904	—	—	8,904

Balance at March 31, 2001	13,509	$90	$38,794	$(260)	$40,707	(322)	$(3,742)	$75,589
Issuance of Common Stock on exercise of options	25	—	52	—	—	—	—	52
Sale of treasury stock under employee stock purchase plan	—	—	—	—	(56)	6	67	11
Adjustment to fair value of deferred stock compensation	—	—	(230)	230	—	—	—	—
Amortization of stock-based compensation	—	—	—	27	—	—	—	27
Net loss	—	—	—	—	(10,881)	—	—	(10,881)

Balance at December 31, 2001	13,534	$90	$38,616	$(3)	$29,770	(316)	$(3,675)	$64,798
Issuance of Common Stock on exercise of options	7	—	16	—	—	—	—	16
Issuance of warrant	—	—	226	—	—	—	—	226
Sale of treasury stock under employee stock purchase plan	—	—	—	—	(3)	—	3	—
Adjustment to fair value of deferred stock compensation	—	—	4	(4)	—	—	—	—
Amortization of stock-based compensation	—	—	—	7	—	—	—	7
Net loss	—	—	—	—	(1,116)	—	—	(1,116)

Balance at December 31, 2002	13,541	$90	$38,862	$—	$28,651	(316)	$(3,672)	$63,931

The accompanying notes are an integral part of these consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002	Nine months ended December 31, 2001	Year ended March 31, 2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,116)	$(10,881)	$8,904
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,966	5,033	5,900
Loss from write-down of Internet business assets	—	1,961	2,514
Loss on disposal of fixed assets	720	—	—
Gain on sales of company-owned stores	(149)	(103)	(457)
Amortization of stock-based compensation	7	27	98
Tax benefit of stock option transactions	—	—	11
Deferred income taxes	2,197	(1,811)	(688)
Issuance of warrant	226	—	—
Changes in assets and liabilities:
Accounts receivable	7,310	5,227	3,151
Receivables from related parties	56	64	(38)
Inventories	5,708	9,735	(5,904)
Prepaid expenses and other current assets	(379)	146	(1,266)
Conversion of notes receivable	(446)	—	—
Income taxes receivable	2,384	(1,564)	(2,382)
Other assets	685	162	233
Accounts payable	449	(3,431)	2,245
Commissions payable	536	426	(762)
Accrued compensation costs	1,229	350	(1,175)
Deferred compensation costs	(2,524)	(341)	(146)
Income taxes payable	—	—	(4,272)
Accrued royalties	(1,051)	1,069	(248)
Accrued expenses	(523)	3,392	185
Reserve for leases (long term)	2,268	—	—

Net cash provided by operating activities	23,553	9,461	5,903

Cash flows from investing activities:
Acquisition of property and equipment	(1,486)	(12,807)	(7,838)
Proceeds from disposals of galleries	387	106	1,321
Proceeds from payments of notes receivable	143	289	848
Purchase of notes receivable	—	(1,585)	(600)
Decrease in cash surrender value of life insurance	2,476	95	—

Net cash provided by (used in) investing activities	1,520	(13,902)	(6,269)

Cash flows from financing activities:
Borrowings on line of credit	—	12,500	—
Payments on line of credit	(1,500)	(11,000)	—
Proceeds from issuance of Common Stock, net	16	63	168
Proceeds from (repayment of) capital lease obligation, net	1	(110)	(210)
Repayment of convertible note	(1,200)	—	—

Net cash provided by (used in) financing activities	(2,683)	1,453	(42)

Net increase (decrease) in cash and cash equivalents	22,390	(2,988)	(408)
Cash and cash equivalents at beginning of period	2,148	5,136	5,544

Cash and cash equivalents at end of period	$24,538	$2,148	$5,136

Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$12,676
Interest paid	$139	$441	$215
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

        Thomas Kinkade Signature Galleries are independently owned. In order to be granted a license to use the Thomas Kinkade Signature Gallery trademark and carry the Company's product, prospective gallery owners must satisfy certain financial criteria including minimum start-up capital and net worth requirements and demonstrated related business experience. Signature Gallery owners agree to display a broad collection of Thomas Kinkade images. Signature Galleries also have the right to receive automatic shipment of each new limited edition release and have rights to purchase certain exclusive limited edition inventory. In addition, Signature Galleries have the opportunity to participate in exclusive promotional events. The Company's contractual obligations to the Signature Gallery owners include permitting the limited use of the Thomas Kinkade name and other trademarks and observing territory assignments.

        Media Arts was incorporated in Delaware on April 28, 1993 and at December 31, 2002, included Thomas Kinkade Stores, Inc., which is a wholly-owned owned subsidiary incorporated in California. On March 26, 2002, the wholly-owned subsidiaries Lightpost Publishing, Inc., Thomas Kinkade Media, Inc., MAGI Sales, Inc. and Exclaim Technologies, Inc. were merged with and into Media Arts Group, Inc.

Liquidity

        The Company's working capital requirements in the foreseeable future will change depending on operating results, rate of expansion or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events. The Company and its management believe that its current cash and cash equivalent balance together with net income from operations and existing borrowing capacity under the Company's line-of-credit will be sufficient to meet its working capital requirements for at least the next 12 months. The Company may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

Basis of presentation

        The consolidated financial statements include the accounts of Media Arts and its wholly-owned owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain items in the prior year's consolidated financial statements have been reclassified to the current year's format.

        On January 24, 2002, the Company's Board of Directors changed the fiscal year to a calendar year effective December 31, 2001.

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

Revenue Recognition

        The Company recognizes revenue from gross product sales, including freight charges, and revenues from the license of products, in compliance with Staff Accounting Bulletin No. 101 ("SAB 101") which require that title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable, collectibility is reasonably assured, and customer acceptance criteria, if any, have been successfully demonstrated.

Impairment of Long-Lived Assets

        Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such "triggering" events occur, the Company compares the carrying value of long-lived assets to the undiscounted expected future cash flows related to those assets. If this comparison indicates that impairment is present, the amount of the impairment is calculated using discounted expected cash flow using a weighted average cost of capital. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Concentration of credit and foreign currency risks

        Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of trade accounts receivable from distributors and retail dealers, who operate primarily in the collectible art industry in the United States, Canada, England and Scotland. Currently, the Company's sales to Canada, England and Scotland are not material. Consequently, its foreign exchange risk is deemed insignificant. The Company offers credit terms on the sale of its products and performs ongoing credit evaluations of its customers' financial condition, but generally requires no collateral. The Company maintains an allowance for doubtful accounts based on the collectibility of all accounts receivable.

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

Advertising

        The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of magazine and radio advertisements, agency fees and other direct production costs. The advertising expense for the year ended December 31, 2002 was $2,500,000, as compared to $3,900,000 for the nine-month period ending December 31, 2001 and $5,100,000 for the year ended March 31, 2001.

Stock-based compensation

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25" and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation expense related to non-employees is measured based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations. Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

        The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Company's option plans. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

	Year ended December 31, 2002	Nine months ended December 31, 2001	Year ended March 31, 2001
Net income (loss)
As reported	$(1,116)	$(10,881)	$8,904
Less stock based compensation expense determined under fair value based method, net of tax effects	(95)	(78)	(1,237)

Net income (loss)—Pro forma	$(1,211)	$(10,959)	$7,667

Net income (loss) per share
Basic:
As reported	$(0.08)	$(0.82)	$0.68
Pro forma	(0.09)	(0.83)	0.49
Diluted:
As reported	(0.08)	(0.82)	0.67
Pro forma	(0.09)	(0.83)	0.49

Comprehensive income (loss)

        There was no difference between the Company's net income (loss) and its total comprehensive income (loss) for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001.

Operating segments and geographic information

        The Company, up to December 31, 2001, has reported segment information for its three operating segments: wholesale, retail and Internet application service provider ("ASP"). Segment information is omitted for the year ended December 31, 2002, December 31, 2001 and March 31, 2001 because retail and ASP revenues were immaterial to the total revenues for the respective periods and retail and ASP assets were immaterial to total assets for the same periods.

Net income (loss) per share

        Basic net income (loss) per common share is computed by dividing net income available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the common and dilutive common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive. The following table reconciles weighted average common shares outstanding for basic net income (loss) per share to diluted net income (loss) per share:

	Year ended December 31, 2002	Nine months ended December 31, 2001	Year ended March 31, 2001
	(In thousands)
Weighted average common shares outstanding for basic net income (loss) per share	13,222	13,201	13,168
Effect of dilutive securities:
Stock options and warrants	—	—	79

Weighted average common shares outstanding for diluted net income (loss) per share	13,222	13,201	13,247

        The effect of dilutive securities excludes stock options that were anti-dilutive for the year ended December 31, 2002, the nine-months ended December 31, 2001 and for the year ended March 31, 2001 of 1,369,311, 1,623,779, and 1,786,000, respectively.

Recent accounting pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS 143 did not have a material impact on the Company's financial condition, results of operations and cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Media Arts does not expect the adoption of SFAS No. 145, which will become effective at varying dates from May 2002 to December 31, 2003, to have a material effect on its financial condition, results of operations and cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 will not have a material impact on the Company's financial condition, results of operations or cash flows.

        In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for the Company's 2002 financial statements for fiscal year 2002. As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare. The adoption of this standard will not have a material impact on the Company's financial condition, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The annual disclosure requirements of SFAS 148 are included in the 2002 consolidated financial statements while the interim financial disclosure requirements are effective for our fiscal 2003. The adoption of SFAS 148 will not have a material effect on the Company's financial condition, results of operations or cash flows.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 will not have a material effect on results of the Company's financial condition, results of operations or cash flows.

NOTE 2—BALANCE SHEET COMPONENTS

Inventories

        Inventories at fiscal year ends were as follows:

	December 31, 2002	December 31, 2001
	(In thousands)
Raw materials	$7,852	$7,606
Work in process	2,472	6,705
Finished goods	2,239	3,960

	$12,563	$18,271

Property and equipment, net

        Property and equipment at fiscal year ends were as follows:

	December 31, 2002	December 31, 2001
	(In thousands)
Machinery and equipment	$3,708	$4,400
Furniture and fixtures	3,650	4,901
Leasehold improvements	14,216	13,690
Computer hardware and software	6,484	10,531
Vehicles	584	588
Construction in progress	—	—

	28,642	34,110
Accumulated depreciation	(10,650)	(11,004)

	$17,992	$23,106

        During the year ended December 31, 2002, the Company purchased $226,000 of computer hardware under a capital lease. During the year ended March 31, 2001, the Company purchased $745,000 of computer hardware and software under a capital lease. Depreciation for property and equipment acquired under the capital leases was $16,000 for the year ended December 31, 2002, $659,000 for the nine-month period ended December 31, 2001 and $86,000 for the year ended March 31, 2001. During the year ended December 31, 2002, the Company wrote off approximately $4,800,000 of fully depreciated assets no longer used by the Company.

NOTE 3—RELATED PARTY TRANSACTIONS

        Certain original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property. The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $5,689,941, $4,675,000, and $8,225,000 for the year ended December 31, 2002, the nine-month period ended December 31, 2001, and for the year ended March 31, 2001, respectively.

        The Company and Creative Brands Group, Inc. ("CBG") are parties to a contract dated July 17, 2001, as amended as of August 1, 2002, pursuant to which CBG manages and develops licensing arrangements with certain of the Company's business partners. The contract also provides that CBG was to manage the key account relationship with QVC and Avon until December 31, 2002. The contract expires July 31, 2006. Under the contract, as amended, CBG receives 24% of licensing revenues received by the Company from the business partners that CBG manages on behalf of the Company. CBG is primarily owned by Kenneth E. Raasch, a significant stockholder, co-founder, former Chief Executive Officer and former member of the Board of Directors of the Company. For the year ended December 31, 2002 and the nine-month period ended December 31, 2001, the Company incurred commissions of $1,864,000 and $631,000 to CBG, respectively.

        On May 1, 2002, the Company and Richard Barnett, a former executive, entered into an agreement (the "May Agreement") pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett's employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,000,000 payable in four equal quarterly payments starting July 1, 2002, and either issue to him Common Stock of the Company or provide him with inventory credit of $750,000 if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002. During the year ended December 31, 2002 the Company paid to Mr. Barnett, $500,000 in severance payments, $188,000 in consulting fees and $585,000 at the Company's wholesale price of inventory.

        During the year the Company provided severance payments to a terminated executive in the amount of $550,000.

        From time to time, the Company makes donations to, contributes product to, or otherwise assists, certain charities ("Charitable Contributions"). From time to time, the Company has made Charitable Contributions to World Vision U.S. The Charitable Contributions to World Vision U.S. are not material to the Company's financial results. Richard Stearns, a member of the Company's Board of Directors, is President of World Vision U.S.

        From time to time, the Company has sold products to the Thomas Kinkade Foundation, at the Company's cost. The Thomas Kinkade Foundation is an organization established by Thomas Kinkade and Nanette Kinkade. Mr. Kinkade is a co-founder and the Company and a member of the Board of Directors of the Company and the Chairman of the Board of the Thomas Kinkade Foundation. The sales to the Thomas Kinkade Foundation are not material to the Company's financial results.

        Effective September 30, 2001, the Company converted $1,600,000 of trade accounts receivable, due from an entity in which a relative of Thomas Kinkade is an investor, into a full recourse three year promissory note. The balance is repayable in equal installments during the three-year period and bears interest of 12% per annum. The terms of this note are consistent with those of other notes the Company has received from non-related parties in the sale of company-owned Thomas Kinkade stores. In addition, the related party is indebted to the Company for the sale of the company-owned Thomas Kinkade stores in Monterey and Carmel, California as discussed below. The note is in default and the Company has commenced legal proceedings to recover the full amount of the note.

        Effective September 15, 1999, the Company sold the company-owned Thomas Kinkade Stores located in Monterey and Carmel, California to an entity in which a relative of Thomas Kinkade is an investor. Consideration for this sale consisted of cash of $75,000 and an 8.5% promissory note in the amount of $1,100,000 due in August 2006 with semi-annual principal and interest payments. The inventory in the stores at the time of the transfer was sold under a separate transaction at normal wholesale prices with extended payment terms. The terms of this company-owned store sale are consistent with the terms for the sales of other company-owned stores to non-related parties. The

Company commissioned an independent valuation of the company-owned stores in Monterey and Carmel, California and the terms of the sale were based upon the independent valuation. At December 31, 2001, the Company determined that the notes described above were impaired and accordingly wrote them down to estimated realizable value. The note is in default and the Company has commenced legal proceedings to recover the full amount of the note.

        Effective May 27, 1999, the Company entered into a separation and consulting agreement with Kenneth E. Raasch, a founder, director and significant stockholder of the Company. Under the terms of the agreement Mr. Raasch provided consulting services to the Company through December 31, 2001. During the nine-month period ended December 31, 2001 and the year ended March 31, 2001, the Company paid $14,000 and $990,000 respectively, for these consulting services.

        On June 1, 1995, the Company acquired a gallery located in San Jose, California, owned and operated by the spouse of a founder. Consideration for this acquisition consisted of cash of $31,000, an 8% promissory note in the amount of $299,000 that was repaid in July 1996 and an 8% convertible note in the amount of $1,200,000 which was paid in October 2002.

NOTE 4—DEBT

        On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California. The original term of the facility was 360 days and it has been extended to July 1, 2003. The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants. Borrowings under the facility bear interest at the bank's prime rate plus 0.25% and there is a $2 million compensating balance requirement. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company's assets. At December 31, 2002, there were no borrowings under this line of credit and the Company had approximately $12.2 million on deposit with Comerica Bank—California and the balance invested in short-term cash equivalents with other financial institutions. At December 31, 2002, $15 million was available under the line of credit, and the Company was in compliance with all covenants.

        The Company occasionally utilizes capital leases to purchase software and computer hardware. Capital leases outstanding at fiscal year ends are as follows:

	December 31, 2002	December 31, 2001
	(In thousands)
Capital lease obligations payable	$584	$583
Less: Current portion	(281)	583

Capital lease obligation—long-term	$303	$—

NOTE 5—DEFERRED COMPENSATION PLANS

        The Company had a non-qualified deferred compensation plan which allowed eligible employees and directors to annually elect to defer a portion of their compensation within the meanings of the related provisions under the Employee Retirement Income Security Act of 1974, as amended. The plan was terminated in 2002 with all proceeds being distributed to the participants. The deferred compensation together with accumulated earnings was distributable in cash in specified future periods, on termination of employment, or at any other time, subject to penalty. Deferred compensation and accumulated earnings totaled $2,524,000 at December 31, 2001.

        The Company has a qualified defined contribution retirement 401(k) plan, the Media Arts Group, Inc. Retirement Savings Plan (the "Savings Plan"), which is available to employees who meet certain service requirements. The Savings Plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code section 401(k). Under the Savings Plan, the Company may, at its discretion, match all or a portion of the employees' contribution under a predetermined formula. The Company's contributions vest over five years. Company contributions to the Savings Plan were $92,000, $91,000, and $118,000 for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year March 31, 2001, respectively. Effective January 2, 2003, the Company transferred the Savings Plan to Fidelity Investments.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Leases

        The Company entered into three non-cancelable 15-year operating leases for facilities in Morgan Hill, California. The three leased facilities consist of a combined approximately 274,000 square feet of office, manufacturing and warehouse space. The Company entered into an additional non-cancelable 15-year operating lease which would increase the development of the campus facility in Morgan Hill by approximately 126,000 square feet, for an aggregate of approximately 400,000 square feet. In November, 2002, The Company entered into an agreement with the landlord to void the contract obligating the Company to take the additional building in exchange for issuing the landlord 150,000 warrants to purchase Common Stock in the Company (see Note 7). The Company also has other non-cancelable operating leases for facilities and capital leases for computer hardware and software. Future minimum lease commitments under non-cancelable operating and capital leases as of December 31, 2002 are as follows:

Fiscal Year	Operating Leases	Capital Leases
2003	$5,074	$268
2004	5,039	225
2005	4,969	130
2006	5,095	—
2007	5,024	—
Thereafter	48,652	—

Total minimum lease payments	$73,853	623

Interest		39

Total		$584

        At December 31, 2001, the Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously company-owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. Therefore the Company established a reserve for such guarantees and assignments of approximately $915,000 at December 31, 2001. During the year ended December 31, 2002, the company made payments of approximately $678,000 on these leases, of which $401,000 was expensed and $277,000 was charged to the reserve. The total third party rental payments due under guaranteed or assigned leases are approximately $5,600,000 with such leases expiring at various times through February 2009. The balance of the reserve at December 31, 2002 was $638,000 (see Note 11). During the year ended December 31, 2002, the Company vacated a warehouse facility in Morgan Hill,

California and established a reserve of approximately $3,500,000 for the estimated loss on the sublease of this facility based on estimates of future sub-lease income.

        During the year ended March 31, 2001, Exclaim entered into a 36-month capital lease, bearing interest at 10.2% per annum, for the purchase of $745,000 of computer hardware and software. Based on the Company's decision to stop funding Exclaim, the Company has abandoned the underlying asset and reclassified the outstanding lease obligations to short term at December 31, 2002 and 2001.

        Rent expense under operating leases was $10,042,000, $6,841,000 and $3,464,000 for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001, respectively. TK Stores maintains leases for certain art galleries that stipulate that additional rent will be payable if the revenues of those galleries exceed specified amounts. No additional rent has been paid based upon revenue levels.

Litigation

        From time to time, the Company is involved in various legal proceedings arising from the normal course of its business activities. Included among these various legal proceedings are lawsuits, claims and other proceedings against the Company and its affiliates by dealers and gallery owners. These dealer and gallery owner matters generally arise out of contractual, dealer and other relationships with the Company, and involve or may involve compensatory, punitive, antitrust or other damage claims or demands for restitution, rescission, damages or equitable relief. Generally, the Company also has claims against these dealers or gallery owners, primarily for non-payment of trade accounts payable to the Company incurred by the dealer or gallery owner from the purchase of reproductions and other products. The Company regularly evaluates the expected outcome of these litigation matters. Any adverse outcome from these matters is currently not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company, either individually or in the aggregate. However, the Company's evaluation of the likely impact of these pending disputes could change in the future. In addition, although the Company does not currently expect any adverse outcomes in these litigation matters to have a material adverse impact, due to the inherently uncertain nature of litigation, the Company may be unable to successfully defend itself in these litigation matters, and its results of operations, cash flows or financial position could be materially adversely affected as a result.

NOTE 7—STOCKHOLDERS' EQUITY

        In conjunction with the negotiation of a license agreement with Thomas Kinkade in December 1997, the Company issued to Thomas Kinkade an option to purchase 600,000 shares of the Company's Common Stock at an exercise price of $12.375 per share.

        In February 1994, the Company adopted the Employee Stock Option Plan (the "Employee Plan") and the Stock Option Plan for Outside Directors (the "Directors Plan") under which 1,124,863 shares and 50,000 shares, respectively, of Common Stock were reserved for issuance to employees and outside directors. The Employee Plan and the Directors Plan were replaced by the 1998 Plan (defined below) and no more options or awards can be granted under either plan.

        In September 1998, the Company adopted the Media Arts Group, Inc. Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 125,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan permits eligible employees to acquire shares of the Company's Common Stock through payroll deductions. The Purchase Plan provides that all eligible employees may purchase the Company's Common Stock at 85% of its fair market value on specific dates. Sales under the Purchase Plan in the year ended December 31, 2002, the nine-month period ended December 31, 2001 and in the year ended March 2001 were 223, 5,031, and 11,913 shares of Common Stock, respectively, at a weighted average price of $2.27, $2.15, and $3.68, respectively, with a total selling price of approximately $500, $10,800, and $44,000, respectively.

        In September 1998, the Company adopted the Media Arts Group, Inc. 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan replaced the Employee Plan and the Directors Plan. Total shares reserved for issuance for the 1998 Plan were 1,436,581 and include ungranted shares remaining from the Employee Plan and the Directors Plan as of the inception of the 1998 Plan. Key employees of the Company, including, without limitation, independent contractors, are eligible to receive awards under the 1998 Plan. Directors who are not employees of the Company or any of its subsidiaries are also eligible to receive grants under the Plan. The 1998 Plan was replaced by the 2002 Plan (defined below), and no more options or awards can be granted under the 1998 Plan.

        In May 2002, the Board of Directors of the Company adopted, and in July 2002, the stockholders approved, the Media Arts Group, Inc. 2002 Stock Plan (the "2002 Plan"). The 2002 Plan replaced the 1998 Plan. The number of shares reserved for issuance under the 2002 Plan was (i) any shares which had been reserved but not issued under the 1998 Plan as of the date of shareholder approval of the 2002 Plan, (b) any shares returned to the 1998 Plan as a result of termination of options or repurchase of shares issued under the 1998 Plan and (c) an annual increase on the first day of the Company's fiscal year beginning in 2003, equal to the lesser of (i) 500,000 shares, (ii) 4% of the outstanding shares on such date or (iii) a lesser amount determined by the Board. Employees, directors and consultants of the Company and its subsidiaries are eligible to receive awards under the 2002 Plan. Each non-employee director will automatically be granted an option to purchase 5,000 shares of the Company's Common Stock at the time of each annual meting of stockholders

        Options granted under the Employee Plan, the Directors Plan, the 1998 Plan and the 2002 Plan (the "Plans") may be either incentive stock options or non-qualified stock options. Generally, the exercise price of options granted under the Plans may not be less than the fair market value of the shares of the Company's Common Stock on the date of grant. However, in the case of options granted to an optionee who owns stock representing more than 10% of the voting power of all classes of the Company's stock, the exercise price must not be less than 110% of the fair market value on the date of grant and the maximum term of such options may not exceed five years.

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

        The following table summarizes option activities under all Plans:

		Options Outstanding
	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at March 31, 2000	150,178	2,394,572	$7.97
Reserved	1,650,000	—	—
Granted	(475,000)	475,000	4.48
Exercised	—	(35,090)	3.26
Expired	387,992	(387,992)	9.91

Balance at March 31, 2001	1,713,170	2,446,490	7.37
Reserved	—	—	—
Granted	(130,000)	130,000	3.25
Exercised	—	(25,000)	2.06
Expired	931,534	(931,534)	5.27

Balance at December 31, 2001	2,514,704	1,619,956	8.08
Reserved	—	—	—
Granted	(635,000)	635,000	3.14
Exercised	—	(6,500)	2.51
Expired	879,119	(879,119)	3.67

Balance at December 31, 2002	2,758,823	1,369,337	$8.03

        During the year ended March 31, 2001, the Company issued 25,000 non-qualified stock options to individuals who were neither employees nor directors at the fair market value of the Common Stock as of the date of grant. In accordance with the provisions of SFAS No. 123, the Company has recorded as expense the fair value of the options as they vest. The estimated fair value, using the Black-Scholes model, of the option grants as of December 31, 2002, 2001 were $0 and $230,000, respectively. During the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001 compensation expense of $4,000, $27,000 and $98,000, respectively was recorded.

        As of December 31, 2002, options to purchase 1,130,988 shares of Common Stock were fully vested. The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$4.32	482,004	5.9	$3.23	275,328	$3.21
4.33-6.49	157,500	7.0	4.66	125,827	4.62
6.50-8.65	84,333	2.4	8.08	84,333	8.08
8.66-12.98	638,000	5.0	12.35	638,000	12.35
12.99-19.46	5,000	5.2	18.50	5,000	18.50
19.47-21.63	2,500	5.3	21.63	2,500	21.63

	1,369,337	5.4	$8.03	1,130,988	$9.00

        The weighted average fair value of options granted pursuant to the Plans was $2.53, $1.82, and $2.69 in the year ended December 31, 2002, the nine-months ended December 31, 2001 and the year ended March 31, 2001.

        The fair value of the shares granted under the Company's option plans was estimated using the Black-Scholes model with the following assumptions: zero dividend yield; an expected life of 4.5 years; expected volatility of 75%; and a risk-free interest rate of 1.5% for the year ended December 31, 2002, 1.5% for the nine-month period ended December 31, 2001 and 6.0% for the year ended March 31, 2001. The pro forma amounts reflect compensation expense related to stock options granted during the year ended December 31, 2002, the nine-month period ended December 31, 2001 and for the year ended March 31, 2001 only. In future years, the annual compensation expense computed in accordance with SFAS No. 123 may increase or decrease relative to the fair value of stock options granted in those years.

        In November 2002, the Company issued to the landlord of its corporate headquarters, a warrant to purchase 150,000 shares of the Common Stock of the Company. The warrant has a term of five years from the date of issuance and an exercise price of $2.00 per share. In consideration of the issuance of the warrant, the landlord terminated a lease and agreement which would have required the Company to pay rent on an additional property for 15 years. The warrant issuance was accounted for in accordance with SFAS No. 123, by recording, as an expense, the fair value of the warrants, determined to be $226,000 using the Black-Scholes option pricing model, with the following assumptions: no dividend yield; an expected life of five years, expected volatility of 76% and a risk free interest rate of 2.7%.

NOTE 8—INCOME TAXES

        The provision for (benefit from) income taxes consists of the following:

	Year ended December 31, 2002	Nine-months ended December 31, 2001	Year ended March 31, 2001
	(In thousands)
Current:
Federal	$(3,077)	$(1,495)	$4,527
State	4	65	1,406

	(3,073)	(1,430)	5,933

Deferred:
Federal	2,085	(2,602)	(493)
State	112	(1,362)	(195)

	2,197	(3,964)	(688)

	$(876)	$(5,394)	$5,245

        A reconciliation of income taxes computed at the federal statutory income tax rate to income taxes reported in the statement of operations is as follows:

	Year ended December 31, 2002	Nine-months ended December 31, 2001	Year ended March 31, 2001
	(In thousands)
Federal statutory income tax rate	35%	35%	35%
State income tax rate	9	9	9
Nondeductible Exclaim loss	—	(11)	0
Other	—	(3)	(7)

	44%	30%	37%

        Net current deferred income tax assets consisted of:

	December 31, 2002	December 31, 2001
	(In thousands)
Inventory reserves and capitalized overhead	$3,280	$4,295
Allowances for sales return and doubtful accounts	1,679	3,772
State income taxes	—	273
Accrued compensation costs	—	1,028
Other	190	410
State net operating loss carry forward	461	—
Reserve for leases	260	—
Internally developed software	(2,536)	(2,405)

Net current deferred income tax assets	$3,334	$7,373

        Net non-current deferred income tax assets consisted of:

	December 31, 2002	December 31, 2001
	(In thousands)
Deferred gain on sales of company-owned stores	$262	$1,056
Depreciation and amortization	998	2,123
Internally developed software	(150)	(2,296)
Other	—	(551)
Reserve for leases	1,064	—

Net non-current deferred income tax assets	$2,174	$332

        No valuation allowance has been established for the Company's deferred tax assets as management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

NOTE 9—SALE OF COMPANY-OWNED STORES

        In prior periods, the Company sold a total of 30 previously owned galleries resulting in the sale of $1,700,000 of inventory and $2,100,000 of fixed assets. In connection with these sales, the Company received $5,000,000 in notes receivable. The terms on the notes are generally five to seven years and bear interest of 8.5% per annum. Recognition of any gains on these sales is based on the cost recovery method. During the year ended December 31, 2002, the Company recognized $149,000 in gain on sales of company-owned stores and as of December 31, 2002 the remaining deferred gains totaled $642,000. Due to the uncertainty of the collectibility of the notes receivable in their entirety, the Company has reported the net of the notes receivable and deferred gains as other assets at December 31, 2002. Additionally, the Company has recorded a reserve for any impaired, net balances. During the year ended December 31, 2002 the Company wrote off $421,000 of these notes receivable, net of deferred gains, against previously established reserves and the remaining reserve balance at December 31, 2002 is insignificant. The Company recognized $103,000 in gains on sales of former company-owned stores during the nine-month period ended December 31, 2001 and $457,000 during the year ended March 31, 2001.

NOTE 10—NON-CASH INVESTING AND FINANCING ACTIVITIES

        During the years ended December 31, 2002 and March 31, 2001, equipment of $226,000 and $745,000, respectively was purchased with capital lease financing.

NOTE 11—CONTINGENT RENT LIABILITY

        At December 31, 2001, the Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously company-owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. Therefore the Company established a reserve for such guarantees and assignments of approximately $915,000 at December 31, 2001. During the year ended December 31, 2002, the Company made payments of approximately $678,000 on these leases, of which $401,000 was expensed and $277,000 was charged to the reserve. The total third party rental payments due under guaranteed or assigned leases are approximately $5,600,000 with such leases expiring at various times through February 2009. The balance of the reserve at December 31, 2002 was $638,000.

NOTE 12—WAREHOUSE AND BUILDING LEASES

        In July 2002, the Company, pursuant to its plan established in the March 2002 interim period, vacated its warehouse facility located in Morgan Hill, California and consolidated its manufacturing, warehousing and administration into two existing leased buildings. At that time the Company established a reserve of approximately $1,300,000 at March 31, 2002 to cover the costs of abandonment and revised its amortization period for leasehold improvements and other related assets to record such assets at their estimated salvage value. This resulted in depreciation and amortization charges of approximately $2,400,000 in the quarter ended March 31, 2002.

        The Company determined in the quarter ended September 30, 2002 that it desired to sub-lease the building for a portion of the remaining lease term, and has placed the property on the rental market. As a result of this change in strategy, the Company reversed the remaining amount of the abandonment accrual of $1,000,000 and reversed $2,100,000 of the charge discussed above for amortization and depreciation, as the property is no longer deemed to be abandoned. In the quarter ended September 30, 2002, the Company established a reserve of approximately $3,500,000 for the estimated loss on the sub-lease term of 39 months. The amount accrued also includes an assumption of the period of time to sublease of approximately one year. The Company has assumed that if it is necessary to sublease after the expiration of the initial sublease period, the sublease rentals will be equal to rent expense. The effect of these accounting adjustments has no additional impact on the reported earnings of the Company for the year ended December 31, 2002, and resulted in an increase in each of total assets and total liabilities of approximately $2,200,000. The annual rent expense on this building is $1,200,000.

Schedule II—Valuation and Qualifying Accounts and Reserves

Media Arts Group, Inc. and Subsidiaries
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended March 31, 2001:
Reserve for Returns and Allowances	$1,267	$9,027	$(8,744)	$1,550
Allowance for Doubtful Accounts	526	1,824	(914)	1,436
Provision for Excess and Obsolete Inventory	1,895	1,515	(1,420)	1,990
Nine-Month Period Ended December 31, 2001:
Reserve for Returns and Allowances	1,550	4,013	(3,375)	2,188
Allowance for Doubtful Accounts	1,436	5,261	(392)	6,305
Allowance for Notes Receivable	—	1,937	—	1,937
Provision for Excess and Obsolete Inventory	1,990	5,619	(1,178)	6,431
Year Ended December 31, 2002:
Reserve for Returns and Allowances	2,188	3,679	(4,969)	898
Allowance for Doubtful Accounts	6,305	1,551	(3,744)	4,112
Allowance for Notes Receivable	1,937	473	(2,387)	23
Provision for Excess and Obsolete Inventory	6,431	646	(761)	6,316

EXHIBIT INDEX

        (a) The following exhibits are filed herewith:

Exhibit Number		Exhibit Title
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3	(1)	Form of Specimen Common Stock Certificate.
3.4	(4)	Amended and Restated Certificate of Incorporation.
10.5	(2)†	Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.12	(2)	License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.26	(2)	Form of Director Indemnity Agreement.
10.27	(2)†	Second Amendment to Employment Agreement between the Company and John R. Lackner, dated as of February 11, 1998.
10.29	(3)†	Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.32	(5)†	1998 Stock Incentive Plan.
10.38	(6)	Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement, dated as of October 27, 1999.
10.39	(6)	Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40	(6)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41	(6)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.43	(7)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of June 30, 2000.
10.44	(8)	Second Amendment to Loan Agreement between Bank of America and the Company, dated as of April 3, 2000.
10.45	(8)	Third Amendment to Loan Agreement between Bank of America and the Company, dated as of November 27, 2000.
10.46	(8)	Fourth Amendment to Loan Agreement between Bank of America and the Company, dated as of June 27, 2001.
10.47	(9)	Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 30, 2001.
10.48	(9)†	Employment Agreement between the Company and Anthony Thomopoulos, dated June 19, 2001.
10.49	(10)	Sixth Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.50	(11)	Seventh Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.51	(11)†	Compensation Agreement, dated as of January 24, 2002, between the Company and Anthony Thomopoulos.
10.52	(11)†	Employment Agreement between the Company and Herbert D. Montgomery, dated January 9, 2002.
10.53	(11)	Loan and Security Agreement, dated as of April 15, 2002, between Comerica Bank-California and the Company.

10.54	(12)†	Employment Agreement between the Company and Ron D. Ford, dated as of January 9, 2002.
10.55	(12)	Letter Agreement and Release between the Company and Richard F. Barnett, dated as of May 1, 2002.
10.56	(12)	Consulting Agreement, dated as of April 1, 2002, between the Company and Richard F. Barnett.
10.57	(13)†	Employment Agreement, entered into by and between Media Arts Group, Inc. and Anthony D. Thomopoulos, as of September 16, 2002.
10.58	(13)	2002 Stock Plan.
10.59		Letter Agreement, dated July 17, 2001, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.60		Amendment to Agreement, dated August 1, 2002, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.61		Warrant to Purchase Shares issued to TBI-Mission West LLC by Media Arts Group, Inc.
10.62		Lease Termination Agreement, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.63		Second Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.64		Third Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1		Power of Attorney (See Page 60).
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Represents a management contract or compensation plan or arrangement.

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).

(2)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815).

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

(6)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).

(7)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 2000 (File No. 0-24294).

(8)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-24294).

(9)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-24294).

(10)
Incorporated by reference from the Company's Form 8-K filed December 17, 2001 (File No. 0-24294).

(11)
Incorporated by reference from the Company's Form 10-K for the transition period ended December 31, 2002.

(12)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2002 (File No. 0-24294).

(13)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-24294).

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 2003 on its behalf by the undersigned, thereunto duly authorized.

MEDIA ARTS GROUP, INC.
By:	/s/ ANTHONY D. THOMOPOULOS Anthony D. Thomopoulos Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony D. Thomopoulos and Herbert D. Montgomery, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 2003 on its behalf by the undersigned, thereunto duly authorized.

/s/ ANTHONY D. THOMOPOULOS Anthony D. Thomopoulos	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003
/s/ HERBERT D. MONTGOMERY Herbert D. Montgomery	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2003
/s/ THOMAS KINKADE Thomas Kinkade	Director	March 28, 2003
/s/ MOE GRZELAKOWSKI Moe Grzelakowski	Director	March 28, 2003
/s/ ERIC HALVORSON Eric Halvorson	Director	March 28, 2003
/s/ C. JOSEPH LABONTE C. Joseph LaBonte	Director	March 28, 2003
/s/ DONALD POTTER Donald Potter	Director	March 28, 2003
/s/ RICHARD STEARNS Richard Stearns	Director	March 28, 2003

CERTIFICATIONS

I, Anthony D. Thomopoulos, certify that:

1.
I have reviewed this annual report on Form 10-K of Media Arts Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ANTHONY D. THOMOPOULOS Anthony D. Thomopoulos Chief Executive Officer and Chairman of the Board

I, Herbert D. Montgomery, certify that:

1.
I have reviewed this annual report on Form 10-K of Media Arts Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ HERBERT D. MONTGOMERY Herbert D. Montgomery Executive Vice President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(2)	Bylaws.
3.3	(1)	Form of Specimen Common Stock Certificate.
3.4	(4)	Amended and Restated Certificate of Incorporation.
10.5	(2)†	Amended Employment Agreement between the Company and John Lackner, made and entered into as of October 10, 1997.
10.12	(2)	License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.26	(2)	Form of Director Indemnity Agreement.
10.27	(2)†	Second Amendment to Employment Agreement between the Company and John R. Lackner, dated as of February 11, 1998.
10.29	(3)†	Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.32	(5)†	1998 Stock Incentive Plan.
10.38	(6)	Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement, dated as of October 27, 1999.
10.39	(6)	Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40	(6)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41	(6)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.43	(7)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of June 30, 2000.
10.44	(8)	Second Amendment to Loan Agreement between Bank of America and the Company, dated as of April 3, 2000.
10.45	(8)	Third Amendment to Loan Agreement between Bank of America and the Company, dated as of November 27, 2000.
10.46	(8)	Fourth Amendment to Loan Agreement between Bank of America and the Company, dated as of June 27, 2001.
10.47	(9)	Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 30, 2001.
10.48	(9)†	Employment Agreement between the Company and Anthony Thomopoulos, dated June 19, 2001.
10.49	(10)	Sixth Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.50	(11)	Seventh Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.51	(11)†	Compensation Agreement, dated as of January 24, 2002, between the Company and Anthony Thomopoulos.
10.52	(11)†	Employment Agreement between the Company and Herbert D. Montgomery, dated January 9, 2002.
10.53	(11)	Loan and Security Agreement, dated as of April 15, 2002, between Comerica Bank-California and the Company.
10.54	(12)†	Employment Agreement between the Company and Ron D. Ford, dated as of January 9, 2002.
10.55	(12)	Letter Agreement and Release between the Company and Richard F. Barnett, dated as of May 1, 2002.
10.56	(12)	Consulting Agreement, dated as of April 1, 2002, between the Company and Richard F. Barnett.
10.57	(13)†	Employment Agreement, entered into by and between Media Arts Group, Inc. and Anthony D. Thomopoulos, as of September 16, 2002.
10.58	(13)	2002 Stock Plan.

10.59	Letter Agreement, dated July 17, 2001, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.60	Amendment to Agreement, dated August 1, 2002, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.61	Warrant to Purchase Shares issued to TBI-Mission West LLC by Media Arts Group, Inc.
10.62	Lease Termination Agreement, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.63	Second Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.64	Third Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (See Page 60).
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Represents a management contract or compensation plan or arrangement.

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-79744).

(2)
Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815).

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

(6)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).

(7)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 2000 (File No. 0-24294).

(8)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-24294).

(9)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-24294).

(10)
Incorporated by reference from the Company's Form 8-K filed December 17, 2001 (File No. 0-24294).

(11)
Incorporated by reference from the Company's Form 10-K for the transition period ended December 31, 2002.

(12)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2002 (File No. 0-24294).

(13)
Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-24294).

QuickLinks

MEDIA ARTS GROUP, INC. FORM 10-K For the Year Ended December 31, 2002
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders.
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(A). Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statement and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
MEDIA ARTS GROUP, INC. CONSOLIDATED BALANCE SHEETS
MEDIA ARTS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
MEDIA ARTS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDIA ARTS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
MEDIA ARTS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—Valuation and Qualifying Accounts and Reserves
EXHIBIT INDEX
SIGNATURE
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX