Form 10-Q
period 2003-03-31
MEDIA ARTS GROUP INC
filed 2003-05-12
CIK 924645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,224,603 at May 7, 2003.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,595	$24,538
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $6,342 and $5,010	8,236	12,868
Inventories	13,713	12,563
Prepaid expenses and other current assets	4,861	6,473
Deferred income taxes	4,199	3,334
Income taxes receivable	2,752	1,585
Total current assets	56,356	61,361
Property and equipment, net	17,362	17,992
Notes receivable	546	613
Notes receivable from related parties	—	96
Long-term deferred income taxes	2,427	2,174
Other assets	72	72
Total assets	$76,763	$82,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,525	$6,850
Commissions payable	516	1,145
Accrued royalties	304	496
Accrued compensation costs	895	3,114
Accrued expenses	4,925	3,920
Capital lease obligation, current	281	281
Total current liabilities	12,446	15,806
Reserve for leases	2,689	2,268
Capital lease obligation—long-term	252	303
Total liabilities	15,387	18,377

Commitments and contingencies (Notes 9, 10, 11 and 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized; 13,540,675 shares issued and 13,224,603 shares outstanding at March 31, 2003 and December 31, 2002	90	90
Additional paid-in capital	38,862	38,862
Retained earnings	26,096	28,651
Treasury Stock, 316,072 shares at cost at March 31, 2003 and December 31, 2002	(3,672)	(3,672)
Total stockholders’ equity	61,376	63,931
Total liabilities and stockholders’ equity	$76,763	$82,308

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Net product and other revenues	$13,676	$30,344
Licensing revenues	2,556	2,052
Net revenues	16,232	32,396
Cost of revenues:
Cost of revenues - product and other	8,574	17,778
Cost of licensing revenues	127	103
Total cost of revenues	8,701	17,881
Gross margin	7,531	14,515

Operating expenses:
Selling and marketing	6,430	8,023
General and administrative	6,081	10,207
Total operating expenses	12,511	18,230

Operating loss	(4,980)	(3,715)
Interest income (expense)	107	(75)
Gain on disposition of fixed assets	14	—
Gain on sales of company-owned stores	19	65
Loss before income taxes	(4,840)	(3,725)
Benefit from income taxes	1,943	1,369
Loss from continuing operations	(2,897)	(2,356)
Discontinued operations – tax benefit from closure of subsidiary	342	—
Net loss	$(2,555)	$(2,356)

Net loss per share from continuing operations:
Basic and diluted	$(0.22)	$(0.18)
Income per share from discontinued operations:
Basic and diluted	$0.03	—
Net loss per share:
Basic and diluted	$(0.19)	$(0.18)
Shares used in net loss per share computation:
Basic and diluted	13,224	13,217

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,555)	$(2,356)
Adjustments to reconcile to net cash provided in operating activities:
Depreciation and amortization	946	3,113
Gain on sales of company-owned stores	(19)	(65)
Loss on disposal of fixed assets	—	620
Amortization of stock based compensation	—	3
Deferred income taxes	(1,118)	(366)
Changes in assets and liabilities:
Accounts receivable	4,632	3,094
Receivables from related parties	96	—
Inventories	(1,150)	5,196
Prepaid expenses and other assets	1,612	1,882
Other assets	—	(2)
Accounts payable	(1,325)	(1,971)
Commissions payable	(629)	106
Accrued compensation costs	(2,219)	2,129
Deferred compensation costs	—	4
Income taxes receivable	(1,167)	—
Accrued expenses	1,005	(628)
Accrued royalties	(192)	256
Reserve for leases	421	—
Net cash provided by (used in) operating activities	(1,662)	11,015
Cash flows from investing activities:
Acquisitions of property and equipment	(316)	(691)
Purchased notes receivable	—	(446)
Proceeds from the disposals of galleries	65	142
Proceeds from payments of notes receivable	21	116
Net cash used in investing activities	(230)	(879)

Cash flows from financing activities:
Payments on line-of-credit	—	(1,500)
Repayment of capital lease obligation	(51)	(52)
Net cash used in financing activities	(51)	(1,552)

Net increase (decrease) in cash and cash equivalents	(1,943)	8,584
Cash and cash equivalents at beginning of period	24,538	2,148
Cash and cash equivalents at end of period	$22,595	$10,732

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim consolidated financial statements of Media Arts Group, Inc. (the “Company” or “Media Arts”) include the accounts of its wholly owned subsidiary, Thomas Kinkade Stores, Inc.  The Company is a designer, manufacturer, marketer, branded retailer and licensor of fine-art reproductions, art-based home accessories, collectibles and gift products based upon artwork by Thomas Kinkade and operates in one segment.  The Company’s primary products are canvas and paper lithographs as well as other forms of fine-art reproductions.  The Company distributes products through a variety of distribution channels: primarily independently owned branded retail stores, independent dealers and strategic partners.

The condensed interim consolidated financial statements as of March 31, 2003 and the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results of the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

Note 2 – Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Media Arts adopted SFAS No. 145, on January 1, 2003.  The adoption did not have a material effect on its consolidated financial condition, results of operations and cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 will be applied to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued or modified after January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The Company adopted the disclosure requirements in these interim financial statements.

                In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46, is not expected to have a material effect on results of the Company's financial condition, results of operations or cash flows.

Note 3 – Net loss per share

Net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Due to the net losses incurred during the three month periods ended March 31, 2003 and March 31, 2002, no adjustment is made for the assumed exercise of stock options, as the effect would be antidilutive.  Therefore, common equivalent shares of 1,190,000 and 1,409,000 as of March 31, 2003 and March 31, 2002, respectively, have been excluded from the shares used to calculate diluted net loss per common share.

Note 4 – Stock-based compensation

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

                The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Company's option plans.  Had compensation expense under these plans been determined pursuant to SFAS NO. 123, the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three months ended March 31, 2003	Three months ended March 31, 2002
Net loss
As reported	$(2,555)	$(2,356)
Less stock based compensation expense determined under fair value based method, net of tax effects	(38)	(70)
Net loss—Pro forma	$(2,593)	$(2,426)

Net loss per share:
Basic and diluted:
As reported	$(0.19)	$(0.18)
Pro forma	(0.20)	(0.18)

Note 5 - Inventories

Inventories consisted of (in thousands):
	March 31, 2003	December 31, 2002
Raw materials	$8,871	$7,852
Work-in-process	2,319	2,472
Finished goods	2,523	2,239
	$13,713	$12,563

Note 6 – Comprehensive Income (Loss)

To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net income (loss).

Note 7 – Guarantees and Indemnifications

As is customary in the art publishing and licensing industry, standard contracts may provide for indemnification of defense costs, settlement costs and liabilities resulting from intellectual property claims related to the use of Company products.  From time to time, customers and licensees are indemnified against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services.  In addition, from time to time the Company also provides protection to customers and licensees against claims related to undiscovered liabilities, additional product liability or the Company’s business activities.  Based upon the Company’s experience, claims made under such indemnifications are rare and the associated estimate of fair value of the liability is not material.

The Company’s by-laws provide that the Company is required to indemnify any officer or director that is party to any civil, criminal, administrative or investigative action, suit or proceeding, by reason of the fact that such person was serving as a director or officer of the Company, against all expenses (including attorney fees), judgments fines and settlement amounts; provided the director or officer acted in good faith in a manner he or she reasonably believed to be in the best interests of the Company.  The Company is not required to indemnify an officer or director if the claim, action or suit is brought by the Company and such officer or director is adjudged to be liable to the Company (unless a proper court determines that such officer or director is entitled to indemnity).

Note 8 - Litigation

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

Note 9 – Related Party Transactions

Certain original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property. The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $1,005,708 and $2,072,112 for the quarter ended March 31, 2003 and 2002, respectively.  The Company paid Mr. Kinkade a salary in the amount of $43,075 for both quarters ended March 31, 2003 and 2002.

The Company and Creative Brands Group, Inc. (“CBG”) are parties to a contract dated July 17, 2001, as amended as of August 1, 2002, pursuant to which CBG manages and develops licensing arrangements with certain of the Company’s business partners.  The contract also provides that CBG was to manage the key account relationship with QVC and Avon until December 31, 2002.  The contract expires July 31, 2006.  Under the contract, as amended, CBG receives 24% of licensing revenues received by the Company from the business partners that CBG manages on behalf of the Company. CBG is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder, former Chief Executive Officer and former member of the Board of Directors of the Company.  For the three months ended March 31, 2003 and 2002, the Company incurred commissions of $694,292 and $385,218 to CBG, respectively.

On May 1, 2002, the Company and Richard Barnett, a former executive, entered into an agreement (the “May Agreement”) pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett’s employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,000,000 payable in four equal quarterly payments starting July 1, 2002, which has been fully paid as of March 31, 2003, and either issue to him common stock of the Company or provide him with an inventory credit of $750,000 if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002. During the quarter ended March 31, 2003, the Company paid $62,500 in consulting fees and transferred $6,723 of inventory at the Company’s wholesale price of inventory under these agreements. As of March 31, 2003, the Company has transferred to Mr. Barnett inventory at the Company’s wholesale price of $592,000 with a remaining balance of $158,000.

During the quarter ended March 31, 2003, the Company paid severance payments to a terminated executive in the amount of $550,000.

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

From time to time, the Company has sold products to the Thomas Kinkade Foundation, at the Company’s cost. The Thomas Kinkade Foundation is an organization established by Thomas Kinkade and Nanette Kinkade. Mr. Kinkade is a co-founder of the Company and a member of the Board of Directors of the Company and the Chairman of the Board of the Thomas Kinkade Foundation. The sales to the Thomas Kinkade Foundation are not material to the Company’s financial results.

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

Note 10 – Contingent Rent Liability

The Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously company-owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company. The Company increased this liability by approximately $164,000 through the quarter ended March 31, 2003 and did not change the balance during the quarter ended March 31, 2002, for leases where there was known evidence of default or strong evidence that a default situation was forthcoming. Approximately $203,000 has been paid, subject to this liability, during the quarter ended March 31, 2003, while no payments were made during the quarter ended March 31, 2002. The balance of the reserve at March 31, 2003 and March 31, 2002 was $715,000 and

$915,000, respectively. The total third party rental payments due under guaranteed or assigned leases are approximately $4.7 million with such leases expiring at various times through February 2009.

Note 11 – Bank Line-of-Credit

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank-California. The original term of the facility was 360 days and it has been extended to July 1, 2003. The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25% and there is a $2 million compensating balance requirement. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company’s assets. At March 31, 2003, there were no borrowings under this line-of -credit and the Company had approximately $12.2 million on deposit with Comerica Bank—California and the balance invested in short-term cash equivalents with other financial institutions. At March 31, 2003, $15 million was available under the line-of -credit.  At March 31, 2003, the Company was not in compliance with one of the financial covenants contained in the line-of-credit. The Company has received a waiver from Comerica Bank—California waiving the Company's non-compliance with such covenant, and the Company is currently permitted to borrow under the line-of-credit.

Note 12 – Warehouse and Building Leases

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

The Company determined in the quarter ended September 30, 2002 that it desired to sublease the building for a portion of the remaining lease term, and has placed the property on the rental market.  As a result of this change in strategy, in the quarter ended September 30, 2002, the Company reversed the remaining amount of the abandonment accrual of $1.0 million and reversed $2.1 million of the charge discussed above for amortization and depreciation, as the property is no longer deemed to be abandoned.  Also in the quarter ended September 30, 2002, the Company established a reserve of approximately $3.5 million for the estimated loss on the sublease term of 39 months.  The amount accrue also includes an assumption of the period of time to sublease of six months.  The Company has also assumed that, if necessary, to sublease beyond the initial term, sublease rentals will equal rent expense.  As of March 31, 2003 the subject building has not been subleased and during the three month period ended March 31, 2003, the Company recorded an additional liability of approximately $1.7 million, representing an increase in the time before sublease with a corresponding increase in the rental costs to be borne by the Company prior to subleasing the subject property.   The annual rent expense on this building is approximately $1.5 million per year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company’s Form 10-K for the period ended December 31, 2002 which contains the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the fiscal year ended March 31, 2001 and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of such words as “anticipates,” expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions, particularly statements referencing our annual and quarterly revenue expectations for fiscal 2003. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management beliefs and certain assumptions made by Media Arts Group, Inc. management. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under “Risk Factors” beginning on page 15. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

RESULTS OF OPERATIONS

Net Revenues

Net product and other revenues for the quarter ended March 31, 2003 were $13.7 million compared to $30.3 million for the quarter ended March 31, 2002. This represents a 54.9% decrease of net product and other revenues from the quarter ended March 31, 2002.  The decrease in net product and other revenues for the quarter is due to the continuing softness in demand reflective of the current economic uncertainties.  In addition, the first quarter of 2002 was favorably impacted by the high demand for Thomas Kinkade’s “Lombard Street” release that was very popular and had sales of approximately $6.5 million in the quarter ended March 31, 2002.  Licensing revenues for the quarter ended March 31, 2003 were $2.6 million, representing a 23.8% increase as compared to $2.1 million for the quarter ended March 31, 2002.  The increase in license revenue is due to increased activities by the Company’s licensees during the quarter.

Gross Margin

Gross margin for the quarter ended March 31, 2003 was $7.5 million as compared with $14.5 million for the quarter ended March 31, 2002. This represents a 48.1% decrease in gross margin from the quarter ended March 31, 2002.  Gross margin was 46.4% of net revenue for the quarter ended March 31, 2003, as compared to 44.8% of net revenue for the same period in the prior year.  The decrease in gross margin for the quarter was due primarily to the decrease in revenues in the quarter associated with the current economic slowdown.  The improvement in gross margin percentage for the quarter was due primarily to a $5.8 million charge to the excess inventory reserve in the quarter ended March 31, 2002, increased license revenues for the quarter ended March 31, 2003 which has a higher margin, and partially offset by under absorption of manufacturing overhead associated with the decline in volume for the quarter ended March 31, 2003.  Cost of product and other revenues represent manufacturing costs including payroll, benefits and other expenses, royalties and distribution costs. Cost of revenue for licensing represent royalties accrued on licensing revenues recorded during the period.

Selling and Marketing Expenses

Selling and marketing expenses were $6.4 million for the quarter ended March 31, 2003, as compared to $8.0 million for the same period in the prior year.  As a percentage of net revenue, selling and marketing expenses were 39.6% for the quarter ended March 31, 2003, as compared to 24.8% for the same period in the prior year.  Expenses for the quarter ended March 31, 2002 included $2.4 million in severance payments for terminated employees in sales and marketing.  In addition, the decrease in sales and marketing expenses for the quarter ended March 31, 2003 was partially due to the restructuring of the sales and marketing departments, including a reduction in work force that took place in the fourth quarter of 2002, and a decrease in commission expense corresponding with the decrease in revenues in the first quarter of 2003.  Selling and marketing expenses, as a percentage of revenues, increased in the quarter ended March 31, 2003 as compared to the same period last year primarily due to the decrease in revenues.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the quarter ended March 31, 2003, as compared to $10.2 million for the same period in the prior year.  The quarter ended March 31, 2003 included a $1.7 million charge for an increase in the estimated time to sublease the Company’s vacated warehouse facility in Morgan Hill, California.  The quarter ended March 31, 2002 included a $3.2 million charge for expenses representing rental liabilities and increased amortization expenses for vacating the Company’s warehouse facility in Morgan Hill, California.  The quarter ended March 31, 2003 reflects the full effect of reduced costs realized from the reduction in work force that was implemented in the first quarter of 2002.  As a percentage of net sales, general and administrative expenses for the quarter ended March 31, 2003 were 37.5%, as compared to 31.5% for the same period in the prior year.  General and administrative expenses as a percentage of revenues increased in the quarter ended March 31, 2003 as compared to the same period last year primarily due to the decrease in revenues.

Discontinued Operations

In the year ended March 31, 1997, the Company discontinued a business segment and provided a tax reserve related to the losses incurred by the segment.  In the quarter ended March 31, 2003, this reserve was released and recorded in a manner similar to the source of the loss in the year ended March 31, 1997.  Accordingly, the Company recorded a tax benefit of $342,000 in the three-month period ended March 31, 2003, representing the tax benefit from the closure of a subsidiary in September 1996.

Interest Income

Interest income, net of interest expense, was $107,000 for the quarter ended March 31, 2003, compared to net interest expense of $75,000 for the same period in the prior year.  The increase in net interest income for the quarter was due to higher cash balances available for investment and no borrowings on the line-of-credit during the March 31, 2003 quarter.

Sale of Company-Owned Stores

During the period June 1999 through December 2000, the company sold 30 of its company-owned stores to Signature Gallery owners.  No stores were sold during the quarter ended March 31, 2003.  During the quarter ended March 31, 2003, the Company recognized $19,000 of gain on the sale of company-owned stores, respectively, as compared with $65,000 in gain for the same period last year.  The gain recognition was based on the cost recovery method.  As of March 31, 2003, the remaining deferred gains totaled $624,000.  The Company recorded a net decrease to the reserve of approximately $16,000 in the quarter ended March 31, 2003.  The Company has reported the net of the notes receivable and deferred gains as other assets at March 31, 2003.

Benefit from Income Taxes

The benefit from income taxes was $1.9 million for the quarter ended March 31, 2003 as compared to a benefit of $1.4 million for the same period in the prior year.  The Company’s effective income tax rate for the quarter ended March 31, 2003 was 40.1% compared to 36.8% for the same period in the prior year. The higher effective tax rate for the quarter ended March 31, 2003 was due to the limitation of net loss carryback for state purposes in prior periods.

The Company recorded a benefit from income taxes of $1.9 million in the quarter ended March 31, 2003, resulting in a related cumulative net deferred tax asset of $6.6 million as of March 31, 2003, reflecting net operating loss and credit carry forwards and deductible temporary differences.  Although realization is not assured, the Company has concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income in 2003 and beyond.  The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual or projected amounts of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds during the quarter ended March 31, 2003 was from operations.  The Company ended the quarter with cash and cash equivalents of $22.6 million and working capital of $43.9 million, as compared to cash and cash equivalents of $24.5 million and working capital of $45.6 million as of December 31, 2002.

Net cash used by operations during the quarter ended March 31, 2003 was $1.7 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $4.6 million and prepaid expenses and other assets of $1.6 million offset by an increase in inventory of $1.1 million, a $1.3 million decrease in accounts payable, a $2.2 million decrease is accrued compensation costs, and a $1.2 million increase in income taxes receivable. Operating cash was also impacted by non-cash items including depreciation and amortization of $946,000.  Inventories increased primarily as a result of lower sales due to the continuing softness in demand reflective of the current economic uncertainties.

Net cash provided by operations during the three months ended March 31, 2002 was $11.0 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $3.1 million, in inventories of $5.2 million and prepaid expenses of $1.9 million, an increase in accrued compensation costs, accrued royalties and commissions payable of $2.5 million and a decrease in accounts payable and accrued expenses of $2.6 million. Operating cash was also provided by non-cash items including depreciation and amortization of $3.1 million and the loss on disposal of fixed assets of $620,000 offset by deferred income taxes of $366,000 adjusted against the net loss of $2.4 million.  Inventories decreased due to the establishment of additional reserves for paper inventory made excess due to the decision to vacate the Company’s warehouse facility.

Net cash used in investing activities during the quarter ended March 31, 2003 was $230,000, which related primarily to $316,000 for the acquisition of property and equipment offset by proceeds from notes receivable and the disposal of galleries of $86,000. Net cash used in investing activities was $879,000 during the three months ended March 31, 2002 and primarily related to the purchase of a note receivable of $446,000 and $691,000 of cash used in the acquisition of property and equipment offset by proceeds from notes receivable and the proceeds related to the disposal of galleries of $258,000.  Cash used by financing activities was $51,000 during the quarter ended March 31, 2003 and was related to payments for a capital lease obligation.  Cash used by financing activities was $1.6 million for the quarter ended March 31, 2002 and was primarily related to payments on the line-of-credit with Bank of America.

The Company anticipates that total capital expenditures for the balance of 2003 will be approximately $800,000 and will primarily relate to information system software upgrades and equipment.

On April 15, 2002, the Company secured a $20 million revolving bank line-of-credit with Comerica Bank—California. The original term of the facility was 360 days and it has been extended to July 1, 2003. The amount available to be borrowed is $15 million prior to the time the Company satisfies certain financial covenants. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25% and there is a $2 million compensating balance requirement. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company’s assets. At March 31, 2003, there were no borrowings under this line-of-credit and the Company had approximately $12.2 million on deposit with Comerica Bank—California and the balance invested in short-term cash equivalents with other financial institutions. At March 31, 2003, $15 million was available under the line-of-credit.  At March 31, 2003, the Company was not in compliance with one of the financial covenants contained in the line-of-credit. The Company has received a waiver from Comerica Bank—California waiving the Company's non-compliance with such covenant, and the Company is currently permitted to borrow under the line-of-credit.

Throughout the economic slowdown, the Company has experienced a deterioration of the quality of its accounts receivable.  The Company has been monitoring each of its dealer accounts closely and believes that it has adequate reserves, but additional reserves may be required in the future depending on the Company’s ability to collect outstanding accounts receivable.

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

•                                          The Company’s successful entrance into new, and expansion of existing, distribution channels, both foreign and domestic, and new retail concepts;

•                                          The Company’s ability to implement strategic business alliances, including attracting and retaining licensees;

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Media Arts adopted SFAS No. 145, on January 1, 2003.  The adoption did not have a material effect on its consolidated financial condition, results of operations and cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 will be applied to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued or modified after January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The Company adopted the disclosure requirements in these interim financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on results of the Company’s financial condition, results of operations or cash flows.

RISK FACTORS

Investing in the Company’s Common Stock involves a high degree of risk. Any of the following risks, or additional risks not presently known to the Company that the Company deems immaterial, could materially adversely affect the Company’s business, operating results and financial condition and could result in a complete loss of your investment.

 The Company Faces Risks Related to Its Dependence on One Artist.  If the license agreement with Thomas Kinkade were terminated or if he were unable or unwilling to produce new artwork for any reason, the loss of Mr. Kinkade’s services would have a material adverse effect on the Company’s business, operating results, financial position and cash flow. Life and disability insurance covering Thomas Kinkade in the amount of approximately $60 million and $30 million, respectively, is currently maintained by the Company. The available remedies in the event of a breach of the license agreement by Mr. Kinkade are limited to monetary damages because the license is a personal service contract. In limited circumstances, Mr. Kinkade has the right to terminate the Company’s rights to certain images. Upon any loss of Mr. Kinkade’s services, the Company may seek to expand the number of products based upon Mr. Kinkade’s then existing images, to the extent Mr. Kinkade has not terminated the Company’s rights thereto, and/or develop relationships with other artists and offer products based upon their work. In addition, the Company is highly dependent upon continued consumer satisfaction with Thomas Kinkade and the brand, and consumer demand for products based upon the artwork of Thomas Kinkade. Consumer dissatisfaction with Thomas Kinkade or the brand could result in a decline in sales of Thomas Kinkade products or a failure of such products to gain consumer acceptance in new market channels, which could have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces Risks Associated with Expansion of Existing Dealer Network Distribution Channels.  The Company’s strategy includes expansion of its dealer network and distribution channels. The Company’s ability to increase revenues will depend, in part, upon the effectiveness of this strategy and the market’s continued acceptance of Thomas Kinkade art and products related to the brand. As in the past, the Company continues to direct capital and personnel resources toward enhancing retail support services to licensed gallery owners and licensees, improving manufacturing systems and streamlining systems and procedures.

The expansion of exclusive Thomas Kinkade Signature Galleries and Showcase Galleries is dependent upon a number of factors, including the Company’s ability to locate suitable sites, identify appropriate dealer/owners and integrate them into the independent dealer network, as well as the ability of such owners to effectively promote and sell products. The Company may authorize galleries in certain geographic markets that may present competitive challenges that have not been experienced to date. In addition, new stores may open in the proximity of existing galleries and dealers, which may reduce revenue to existing locations. Furthermore, the laws of certain states may limit the Company’s ability to terminate, cancel or refuse to renew dealer agreements with dealers operating in those states. Failure of the Company to achieve expansion of, or maintain current levels of, Thomas Kinkade Signature and Showcase Galleries, or of the galleries to remain profitable, could have a material adverse effect on the Company’s business, financial position, operating results and cash flow. There can be no assurance that the Company will be able to identify suitable owners for Signature Galleries or that such owners will become effective dealers for our products.

The Company Faces Risks Associated with Expansion Into New Distribution Channels.  The Company’s strategy includes expansion into new distribution channels. The Company’s ability to increase revenues will depend, in large part, upon the effectiveness of this strategy and the market’s acceptance of Thomas Kinkade art and products featuring the Thomas Kinkade lifestyle brand. The Company’s expansion into new distribution channels is dependent upon a number of factors including the Company’s ability to identify suitable partners that will enhance the Thomas Kinkade lifestyle brand and the integration of new distribution channels with the Company’s existing dealer network and distribution channels. The Company intends to avoid conflict among the dealer network and distribution channels through product, image, territory, market and demographic differentiation. However, actual or perceived conflict among the dealer network and distribution channels could materially adversely impact the Company’s expansion plans, the Company’s overall strategy and the Company’s business, financial position, operating results and cash flow, and may significantly reduce revenue from the Company’s existing established dealer network and distribution channels.

The Company Faces Risks Associated with Development and Promotion of the Thomas Kinkade Lifestyle Brand.  The Company intends to direct significant capital and personnel resources to develop and promote the Thomas Kinkade lifestyle brand and expand the Company’s and its licensees’ product offerings beyond products bearing artwork. There can be no assurance that the Company will be successful in expanding the Thomas Kinkade lifestyle brand or that new branded products will gain market acceptance. The inability to effectively expand the Thomas Kinkade lifestyle brand could result in lower than anticipated revenue and adversely affect the Company’s expansion plans, the Company’s overall business strategy and the Company’s business, financial position, operating results and cash flow.

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

The Company May Have Difficulty Effectively Managing Expansion.  The Company’s strategy for developing and expanding the Thomas Kinkade lifestyle brand, developing new products, expanding the existing dealer network and distribution channels and expanding into new distribution channels could place a significant strain on management and operations. Expansion requires the need to address changing operational demands and to implement and develop systems and procedures to appropriately deal with those changes. There can be no assurance that the Company will anticipate increased demands. In addition, the Company may need to increase labor staffing or implement other efficiencies to satisfy any significant future increase in product revenue. The failure to increase operational and manufacturing capacity in a timely and effective manner, while maintaining rigid product quality and customer service standards, could result in a failure to meet demand on a timely basis. The Company’s inability to increase manufacturing capacity would have a material adverse effect on the business and results of operations. Failure by the Company to continue to upgrade operating and financial control systems and address operational inefficiencies could have a material adverse effect on the Company and its results of operations. There can be no assurance that such systems and controls will be adequate to sustain and effectively monitor future growth. Moreover, in the event any overproduction results from expansion activities, the oversupply of product could, among other things, reduce the perceived value and collectibility of products, resulting in reduced demand for products, particularly highly popular limited editions. Any reductions in revenue or margins resulting from a decrease in demand could have a material adverse effect on the Company’s business, financial position, operating results and cash flows.

The Company Faces Risks Related to Its Dependence upon Consumer Preferences.  Revenue from existing and new products depends significantly upon continued consumer demand for the Thomas Kinkade brand and product. Demand for products may be affected by consumer preferences, which are subject to frequent and unanticipated changes. The Company is dependent upon its ability to continue to produce appealing and popular Thomas Kinkade art-based products that anticipate, gauge and respond in a timely manner to changing consumer demands and preferences. Failure by the Company to anticipate and respond to changes in consumer preferences could lead to, among other things, lower revenue, excess inventories, diminished consumer loyalty and lower margins, all of which would have a material adverse effect on the Company’s business and results of operations. There can be no assurance that the current level of demand for products based upon Mr. Kinkade’s artwork will be sustained or grow. Any decline in the demand for such products or failure of demand to grow would have a material adverse effect on the Company’s business, financial position, operating results and cash flow.

The Company Faces a Number of Risks Related to Product Revenue Derived Through Third Parties.  Retail product sales, as well as communication with the end customer, are primarily made by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name and licensees who license our trademark and brand. The Company has entered into licensing agreements with Signature Gallery owners and other licensees granting them limited use of the Thomas Kinkade name. However, the failure of these dealers or licensees to properly represent the Company’s products could damage its reputation or the reputation of Thomas Kinkade and adversely affect the Company’s ability to build the Thomas Kinkade brand, resulting in a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company. Although the Company conducts its business through an independently owned and operated dealer network, state business opportunity and franchise laws may impact our relationships with our dealers. Certain of the Company’s dealers and licensees may sell products that may compete with the Company’s products. While the Company encourages its dealers and licensees to focus on products through market and support programs, these dealers and licensees may give priority to products of competitors. As discussed below, poor economic conditions could adversely affect independent dealers and licensees which, in turn could adversely affect the Company.

Changes in Economic Conditions and Consumer Spending Could Adversely Impact the Company’s Revenue.  During 2001 and 2002, several Thomas Kinkade Signature Galleries and other art galleries that were customers of the Company closed and/or filed for bankruptcy protection. A poor economic climate, as experienced during 2002 and 2003 to date, could result in an increased number of such bankruptcies or store closings and/or an acceleration of such bankruptcies or store closings. Sales of the Company’s products to Thomas Kinkade Signature Galleries account for approximately 40% of the Company’s revenue, and sales to art galleries in general accounted for approximately 52% of the Company’s revenue for the quarter ended March 31, 2003, and accordingly, an increase in bankruptcies or store closings of such galleries could materially adversely affect the Company’s revenues, business, financial position, operating results and cash flow. Galleries and licensees may experience financial difficulties, which could adversely impact the Company’s collection of accounts receivables and royalties. The Company regularly reviews the credit-worthiness of its dealers to determine an appropriate allowance for doubtful accounts. The Company’s actual uncollectible accounts could exceed its current or future allowances.

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

•                                          The Company’s successful entrance into new, and expansion of existing, distribution channels, both foreign and domestic, and new retail concepts;

•                                          The Company’s ability to implement strategic business alliances, including attracting and retaining licensees;

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

 The Company Faces Significant Competition.  The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. The Company’s (and its licensees’) product lines compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home décor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies, together with the lack of significant barriers to entry, may result in increased competition. The Company intends to expand exclusive branded galleries in new geographic markets and those galleries may encounter competitive challenges that have not been previously experienced. Such competition could have a material adverse effect on the Company’s business, financial position, operating results and cash flow. Some competitors have better resources, including name recognition, capital resources, more diversified product offerings and broader distribution channels than the Company. The Company’s success is highly dependent upon its (and its licensees’) ability to produce a wide variety of products with a broad range of customer appeal and provide ready consumer access to such products.

The Company Relies Heavily on Intellectual Property Rights and Faces Risk of Infringement and Unauthorized Sales.  The Company relies on a combination of contractual rights, trademarks, trade secrets, and copyrights to establish and protect proprietary rights in its products and brand. Steps taken by the Company to protect its products and brand may not deter their misuse or theft. The Company is aware of a number of unauthorized sales and uses of its products and brand. The growth of the internet has made the unauthorized sale, reproduction, advertising and distribution of the Company’s intellectual property and products easier, and has made it more difficult for the Company to protect its rights. Litigation may be necessary to enforce and protect the Company’s intellectual property rights. Such litigation could be expensive and divert management’s attention away from the operation of the business. In addition, unauthorized sales over the internet or otherwise could reduce sales by authorized sellers, and therefore adversely impact the Company’s revenues.

Return Privileges.  Certain of the Company’s customers have return privileges, allowing such customer to return product purchased from the Company for any reason. Historically, returns by these customers have been immaterial. However, if returns from these customers should exceed historic levels, such returns could materially adversely affect the Company’s business, financial position, operating results and cash flow.

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

The Company Has Liability on Certain Leases on Property Where It Is Not a Tenant or Occupant.  The Company is a guarantor or assignor on facility leases for 11 owned stores that were previously owned by the Company and that were sold to third parties.  If the purchaser defaults on the facility lease, the lessor has the right to seek recourse from the Company.  The Company has established a reserve for rent for leases where there is evidence of default or potential default and the associated liability is probable and reasonably estimable. In addition, the Company vacated a warehouse facility in Morgan Hill, California and established a reserve for the estimated loss on the sublease of this facility based upon estimates of future sublease revenue.  Their can be no assurance that the Company will not ultimately incur obligations in excess of these estimates, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Company May Not Realize Deferred Tax Assets. The Company has deferred tax assets, reflecting net operating loss and credit carry forwards and deductible temporary differences. Although realization is not assured, the Company has concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income in 2003 and beyond. The amount of net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual or projected amounts of future taxable income. Failure to realize all or part of an economic benefit from the deferred tax assets would have an adverse effect on the Company's future consolidated results of operations and financial position.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of March 31, 2003 and December 31, 2002.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All sales are denominated in U.S. dollars. The Company has no vendor payments denominated in foreign currencies, and accordingly the Company has no material foreign exchange risk.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations (in thousands).

	March 31, 2003	December 31, 2002
Assets:
Cash, restricted cash and cash equivalents	$22,595	$24,538
Average interest rate	1.4%	1.3%
Liabilities:
Capital lease obligation	$533	$584
Fixed interest rate	9.5%	9.5%

Item 4: Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The Company has not made any other significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

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

Item 3: Defaults upon Senior Securities and Use of Proceeds – At March 31, 2003, the Company was not in compliance with one of the financial covenants contained in the line-of-credit agreement with Comerica Bank—California. The Company has received a waiver from Comerica Bank—California waiving the Company's non-compliance with such covenant, and the Company is currently permitted to borrow under the line-of-credit.

Item 4: Submission of Matters to a Vote of Security Holders – None

Item 5: Other Information - In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as promulgated by Section 202 of the Sarbanes Oxley Act of 2002 (the “Act”) the Company is responsible for listing the non-audit services approved in the three months ended March 31, 2003 by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarter ended March 31, 2003 the Company’s Audit Committee approved services to be provided by PricewaterhouseCoopers, LLP, to assist the Company in its efforts to comply with the Act.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 135D, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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

Date: May 12, 2003

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

Date:	May 12, 2003

By:	/s/ Anthony D. Thomopoulos
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

Date:	May 12, 2003

By:	/s/ Herbert D. Montgomery
Herbert D. Montgomery
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 135D, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002