Form 10-Q
period 2003-06-30
MEDIA ARTS GROUP INC
filed 2003-08-07
CIK 924645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,226,498 at August 7, 2003.

Media Arts Group, Inc.

FORM 10-Q

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,439	$24,538
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,190 and $5,010	6,615	12,868
Inventories	13,183	12,563
Prepaid expenses and other current assets	4,561	6,473
Deferred income taxes	6,899	3,334
Income taxes receivable	2,671	1,585
Total current assets	54,368	61,361
Property and equipment, net	16,515	17,992
Notes receivable	609	613
Notes receivable from related parties	—	96
Long-term deferred income taxes	2,228	2,174
Other assets	71	72
Total assets	$73,791	$82,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,750	$6,850
Commissions payable	655	1,145
Accrued royalties	154	496
Accrued compensation costs	937	3,114
Accrued expenses	6,818	3,920
Capital lease obligation, current	272	281
Total current liabilities	13,586	15,806
Reserve for leases	2,347	2,268
Capital lease obligation—long-term	96	303
Total liabilities	16,029	18,377

Commitments and contingencies (Notes 8, 9, 10, 11 and 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized; 13,540,675 shares issued and 13,224,603 shares outstanding at June 30, 2003 and December 31, 2002	90	90
Additional paid-in capital	38,862	38,862
Retained earnings	22,482	28,651
Treasury Stock, 316,072 shares at cost at June 30, 2003 and December 31, 2002	(3,672)	(3,672)
Total stockholders’ equity	57,762	63,931
Total liabilities and stockholders’ equity	$73,791	$82,308

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Net product and other revenues	$8,643	$18,336	$22,319	$49,041
Licensing revenues	2,152	2,698	4,708	4,389
Net revenues	10,795	21,034	27,027	53,430
Cost of revenues:
Cost of revenues — product and other	7,240	11,195	15,814	28,914
Cost of licensing revenues	108	89	235	251
Total cost of revenues	7,348	11,284	16,049	29,165
Gross margin	3,447	9,750	10,978	24,265

Operating expenses:
Selling and marketing	5,652	5,058	12,082	13,081
General and administrative	3,952	6,117	10,033	16,324
Total operating expenses	9,604	11,175	22,115	29,405

Operating loss	(6,157)	(1,425)	(11,137)	(5,140)
Interest income (expense)	98	22	205	(53)
Gain on disposal of fixed assets	—	—	14	—
Gain on sales of company-owned stores	26	29	45	94
Loss before income taxes	(6,033)	(1,374)	(10,873)	(5,099)
Benefit from income taxes	2,419	741	4,362	2,110
Loss from continuing operations	(3,614)	(633)	(6,511)	(2,989)
Discontinued operations – tax benefit from closure of subsidiary	—	—	342	—
Net loss	$(3,614)	$(633)	$(6,169)	$(2,989)

Net loss per share from continuing operations:
Basic and diluted	$(0.27)	$(0.05)	$(0.49)	$(0.23)
Income per share from discontinued operations:
Basic and diluted	—	—	0.03	—
Net loss per share:
Basic and diluted	$(0.27)	$(0.05)	$(0.46)	$(0.23)

Shares used in net loss per share computation:
Basic and diluted	13,224	13,219	13,224	13,219

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,169)	$(2,989)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,873	5,571
Gain on sales of company-owned stores	(45)	(94)
Loss on disposal of fixed assets	—	766
Amortization of stock based compensation	—	6
Deferred income taxes	(3,619)	(1,121)
Changes in assets and liabilities:
Accounts receivable	6,253	7,740
Notes receivables from related parties	96	50
Inventories	(620)	4,581
Prepaid expenses and other assets	1,826	(236)
Other assets	1	46
Accounts payable	(2,100)	(1,703)
Commissions payable	(490)	(451)
Accrued compensation costs	(2,177)	1,879
Income taxes receivable	(1,086)	—
Accrued expenses	2,898	387
Accrued royalties	(342)	(1,234)
Reserve for leases	79	—
Net cash provided by (used in) operating activities	(3,622)	13,198

Cash flows from investing activities:
Acquisitions of property and equipment	(396)	(789)
Restricted cash	—	(2,000)
Purchased notes receivable	—	(446)
Proceeds from the disposals of galleries	111	139
Proceeds from payments of notes receivable	24	120
Increase in cash surrender value of life insurance	—	8
Net cash used in investing activities	(261)	(2,968)

Cash flows from financing activities:
Payments on line-of-credit	—	(1,500)
Repayment of capital lease obligation	(216)	(121)
Proceeds from issuance of common stock	—	19
Net cash used in financing activities	(216)	(1,602)

Net increase (decrease) in cash and cash equivalents	(4,099)	8,628
Cash and cash equivalents at beginning of period	24,538	2,148
Cash and cash equivalents at end of period	$20,439	$10,776

See accompanying notes to condensed consolidated financial statements.

MEDIA ARTS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim consolidated financial statements of Media Arts Group, Inc. (the “Company” or “Media Arts”) include the accounts of its wholly owned subsidiary, Thomas Kinkade Stores, Inc.  The Company is a designer, manufacturer, marketer, branded retailer, and licensor of: fine-art reproductions, art-based home accessories and collectibles and gift products based upon the lifestyle brand and artwork by Thomas Kinkade and operates in one segment.  The Company’s primary products are canvas and paper lithographs as well as other forms of fine-art reproductions.  The Company distributes products through a variety of distribution channels - primarily independently owned branded retail stores, independent dealers and strategic partners.

The condensed interim consolidated financial statements as of June 30, 2003 and the three months and six months ended June 30, 2003 and 2002 have been prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results of the interim period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

Note 2 – Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Media Arts adopted SFAS No. 145, on January 1, 2003.  The adoption of this statement did not have a material effect on its consolidated financial condition, results of operations or cash flows.

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

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued or modified after January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 3 – Net loss per share

Net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Due to the net losses incurred during the three month and six month periods ended June 30, 2003 and 2002, no adjustment is made for the assumed exercise of stock options, as the effect would be antidilutive.  Therefore, common equivalent shares of 1,190,000 and 1,205,000 as of June 30, 2003 and 2002, respectively, have been excluded from the shares used to calculate diluted net loss per common share.

Note 4 – Stock-based compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans.  Stock-based compensation expense related to non-employees is measured based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations.  Expense associated with stock-based compensation is amortized over the vesting period of each individual award.

The Company applies the provisions of APB No. 25 and related interpretations in accounting for compensation expense under the Company’s option plans.  Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss
As reported	$(3,614)	$(633)	$(6,169)	$(2,989)
Less stock based compensation expense determined under fair value based method, net of tax effects	(63)	(46)	(101)	(116)
Net loss—Pro forma	(3,677)	(679)	(6,270)	(3,105)

Net loss per share:
Basic and diluted:
As reported	(0.27)	(0.05)	(0.46)	(0.23)
Pro forma	(0.27)	(0.05)	(0.47)	(0.23)

Shares used in net loss per share computation:
Basic and diluted	13,224	13,219	13,224	13,219

Note 5 - Inventories

Inventories consisted of (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$8,296	$7,852
Work-in-process	1,404	2,472
Finished goods	3,483	2,239
	$13,183	$12,563

Note 6 – Comprehensive Income (Loss)

To date, the Company has not had any transactions that are required to be reported in comprehensive income (loss) as compared to its reported net income (loss).

Note 7 – Guarantees and Indemnifications

As is customary in the art publishing and licensing industry, standard contracts may provide for indemnification of defense costs, settlement costs and liabilities resulting from intellectual property claims related to the use of Company products.  From time to time, customers and licensees are indemnified against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services.  In addition, from time to time the Company also provides protection to customers and licensees against claims related to undiscovered liabilities, additional product liability or the Company’s business activities.  Based upon the Company’s experience, claims made under such indemnifications are rare.

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

Note 9 – Related Party Transactions

Certain original artworks used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property. The Company incurred royalties to Mr. Kinkade under a licensing agreement in the amounts of $784,000 and $1,153,000 for the three months ended June 30, 2003 and 2002, respectively, and $1,790,000 and $3,281,000 for the six months ended June 30, 2003 and 2002, respectively.  The Company paid Mr. Kinkade a salary in the amount of $43,075 and $86,150 for both the three months and six months ended June 30, 2003 and 2002, respectively.

The Company and Creative Brands Group, Inc. (“CBG”) are parties to a contract dated July 17, 2001, as amended as of August 1, 2002, pursuant to which CBG manages and develops licensing arrangements with certain of the Company’s business partners.  The contract also provides that CBG was to manage the key account relationship with QVC and Avon until December 31, 2002.  The contract expires July 31, 2006.  Under the contract CBG is entitled to receive 24% of licensing revenues received by the Company from the business partners that CBG manages on behalf of the Company. CBG is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder, former Chief Executive Officer and former member of the Board of Directors of the Company.  The Company incurred commissions to CBG of $444,000 and $341,000 for the three months ended June 30, 2003 and 2002, respectively, and $1,138,000 and $726,000 for the six months ended June 30, 2003 and 2002, respectively.

On May 1, 2002, the Company and Richard Barnett, a former company executive, entered into an agreement (the “May Agreement”) pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett’s employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,000,000 payable in four equal quarterly payments starting July 1, 2002, which has been fully paid and either issue to him common stock of the Company or provide him with an inventory credit of $750,000 if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002.  Upon expiration of that agreement, the Company and Mr. Barnett entered into a new one year consulting agreement effective April 1, 2003 for $125,000 of inventory credit at the Company’s wholesale price.  The Company incurred consulting fees to Rick Barnett of $0 and $262,000 for the three months ended June 30, 2003 and 2002, respectively, and $62,500 and $262,000 for the six months ended June 30, 2003 and 2002, respectively.  The Company also transferred inventory at the Company’s wholesale price to Rick Barnett of $0 and $163,000 for the three months ended June 30, 2003 and 2002, respectively, and $6,723 and $163,000 for the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, the Company has transferred to Mr. Barnett inventory at the Company’s wholesale price of $592,000 with a remaining balance of $283,000.

During the three months and six months ended June 30, 2003, the Company paid severance payments to a terminated executive in the amount of $0 and $550,000, respectively.

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

Note 10 – Contingent Rent Liability

The Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously company-owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company.  The Company increased this liability reserve by approximately $0 and $164,000 through the three months and six months ended June 30, 2003, respectively, and increased the balance $400,000 and $400,000 during the three months and six months ended June 30, 2002, respectively, for leases where there was known evidence of default or strong evidence that a default was probable. The Company paid approximately $42,000 and $245,000, subject to this liability, during the three months and six months ended June 30, 2003, and $12,000, subject to this liability, during the three months and six months ended June 30, 2002. The balance of the reserve at June 30, 2003 and December 31, 2002 was $673,000 and $638,000, respectively. The total third party rental payments due under guaranteed or assigned leases are approximately $4.7 million with such leases expiring at various times through February 2009.

Note 11 – Bank Line-of-Credit

In June 2003, the Company renewed its bank line-of-credit facility with Comerica Bank-California, which provides for borrowings up to $15 million under a secured revolving line-of-credit. This facility, which has a term of 360 days, contains financial and other covenants including the requirement that the Company maintains 40% of all of the Company’s deposits and investment account balances with the bank.  The amount available to be borrowed is $10 million prior to the time the Company satisfies certain financial covenants, then $15 million thereafter. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company’s assets. At June 30, 2003, there were no borrowings under this line-of -credit and the Company had approximately $11.0 million on deposit with Comerica Bank—California and the remaining balance invested in cash and cash equivalents with other financial institutions. At June 30, 2003, up to $10 million was available under the line-of -credit.

Note 12 – Warehouse and Building Leases

In July 2002, the Company, pursuant to its plan established in the March 2002 interim period, vacated its warehouse facility located in Morgan Hill, California and consolidated its manufacturing, warehousing and administration into two existing leased buildings.  At March 31, 2002 the Company established a reserve of approximately $1.3 million to cover the costs of abandonment and revised its amortization period for leasehold improvements and other related assets to record such assets at their estimated salvage value.  This resulted in depreciation and amortization charge of approximately $2.4 million in the quarter ended March 31, 2002.

The Company determined in the quarter ended September 30, 2002 that it desired to sublease the building for a portion of the remaining lease term, and has placed the property on the rental market.  As a result of this change in strategy, in the quarter ended September 30, 2002, the Company reversed the remaining amount of the abandonment accrual of $1.0 million and reversed $2.1 million of the charge discussed above for amortization and depreciation, as the property is no longer deemed to be abandoned.  Also in the quarter ended September 30, 2002, the Company established a reserve of approximately $3.5 million for the estimated loss on the sublease term of 39 months.  The amount accrued also includes an assumption of the period of time to sublease of six months.  The Company has also assumed that, if necessary, to sublease beyond the initial term, sublease rentals will equal rent expense.  During the three months ended March 31, 2003, the Company recorded an additional liability of approximately $1.7 million, representing an increase in the time before sublease with a corresponding increase in the rental costs to be borne by the Company prior to subleasing the subject property.  The annual rent expense on this building is approximately $1.5 million per year. As of June 30, 2003 the subject building has not been subleased.  Continuing volatility in the market and the current economic conditions may cause the Company to revise its strategy for its leased buildings. The Company plans to reassess this liability quarterly and adjust as necessary based on changes in the timing and amounts of expected sublease rental income. In the event the Company is unable to achieve expected levels of sublease rental income, the Company will need to revise its estimate of the liability, which could materially impact the Company’s financial position, liquidity, cash flows and results of operations.

The Company has long-term leases for its corporate and manufacturing facilities in Morgan Hill, California above current market rates, some of which are vacated or partially occupied; this could have a material impact on the Company's future consolidated financial condition, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company’s Form 10-K for the period ended December 31, 2002, which contains the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the fiscal year ended March 31, 2001 and the

Management’s Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues for the three and six-month periods ended June 30, 2003 were $10.8 million and $27 million, respectively.  This represents a 48.7% and 49.4% decrease from $21 million and $53.4 million of net revenues for the same three and six month periods in the prior year.

Net product and other revenues for the three and six-month periods ended June 30, 2003 were $8.6 million and $22.3 million, respectively. This represents a 52.9% and 54.5% decrease from $18.3 million and $49 million of net product and other revenues for the same three and six month periods in the prior year.  The decrease in net product and other revenues for the three and six-month periods ended June 30, 2003 primarily is due to the continuing softness in consumer purchasing attitudes of discretionary spending reflective of the current economic uncertainties. Net product and other revenues for the six-month period ended June 30, 2003 further decreased relative to the same period in the prior year due to the high demand for Thomas Kinkade’s “Lombard Street” release that was very popular and had significant sales in the first quarter of 2002.

Licensing revenues for the three and six-month periods ended June 30, 2003 were $2.2 million and $4.7 million, respectively. This represents a 20.2% decrease and a 7.3% increase from $2.7 million and $4.4 million of licensing revenues for the same three and six month periods in the prior year. The decrease in licensing revenues for the three-month period ended June 30, 2003 is due to the continuing softness in demand reflective of the current economic uncertainties. The increase in licensing revenues for the six month period ended June 30, 2003 is due to the increase in the number of licensing agreements from the prior year.

Gross Margin

Gross margin of $3.4 million and $11 million for the three and six-month periods ended June 30, 2003, respectively, decreased by $6.3 million, or 64.6%, and  $13.3 million, or 54.8%, as compared with the same three and six-month periods of last year. Gross margin was 31.9% and 40.6% of net revenue for the three and six-month periods ended June 30, 2003, respectively, as compared to 46.4% and 45.4% of net revenue for the same periods in the prior year.  The decline in gross margin and gross margin percentage for the three and six-month period ended June 30, 2003 was due primarily to lower absorption of fixed manufacturing expenses related to the decline in revenues due to the current economic slowdown. Cost of product and other revenues represent manufacturing costs including payroll, benefits and other expenses, royalties and distribution costs. Cost of revenue for licensing represents royalties accrued on license revenues recorded during the period.

Selling and Marketing Expenses

Selling and marketing expenses were $5.7 million and $12.1 million for the three and six-month periods ended June 30, 2003, respectively, as compared to $5.1 million and $13.1 million for the same periods in the prior year.  As a percentage of net revenue, selling and marketing expenses were 52.4% and 44.7% for the three and six-month periods ended June 30, 2003, respectively, as compared to 24% and 24.5% for the same periods in the prior year.  The increase in sales and marketing expense for the three-month period was primarily due to costs relating to two separate conferences held in the second quarter of 2003. The decrease in sales and marketing expenses for the six-month period was due to the Company’s cost reduction programs.

General and Administrative Expenses

General and administrative expenses were $4 million and $10 million for the three and six-month periods ended June 30, 2003, respectively, as compared to $6.1 million and $16.3 million for the same periods in the prior year.  As a percentage of net revenue, general and administrative expenses for the three and six-month periods ended June 30, 2003 were 36.6% and 37.1%, respectively, as compared to 29.1% and 30.6%, respectively, for the same periods in the prior year.  The decline in general and administrative expenses for both the three and six-month period was due to reduced costs realized from the Company’s cost reduction programs. In addition, the decrease in general and administrative expenses for the six-month period ended June 30, 2003 as compared with the same time period in the prior year was also due to the significant charges that occurred in the first quarter of 2002 that included a $3.2 million charge representing rental liabilities and increased amortization expense for the vacating of the Company’s warehouse facility in Morgan Hill, California, and for the six-month period ended June 30, 2003 a $1.7 million charge for an increase in the estimated time to sublease the Company’s vacated warehouse facility in Morgan Hill, California.

Interest Income (Expense)

Net interest income was $98,000 and $205,000 for the three and six-month period ended June 30, 2003, respectively, as compared to net interest income of $22,000 and  expense of $53,000, respectively, for the same periods in the prior year.  The increase in net interest income for the three and six-month periods was due to the higher cash balances available for investment, the absence of convertible notes payable to related parties and reduced debt.

Sale of Company-Owned Stores

During the fiscal year ended March 31, 2001, the Company sold 30 of its company-owned stores to Signature Gallery owners.  No stores were sold during the six-months ended June 30, 2003.  During the three and six-month periods ended June 30, 2003, the Company recognized $26,000 and $45,000 of gain on the sales of company-owned stores, respectively, as compared with $29,000 and $94,000 in gain for the same time periods of last year.  The gain recognition was based on the cost recovery method.  As of June 30, 2003, the remaining deferred gains totaled $598,000. The Company has reported the net of the notes receivable and deferred gains as other assets at June 30, 2003.

Benefit from Income Tax

The benefit from income taxes was $2.4 million and $4.4 million for the three and six-month periods ended June 30, 2003, as compared to $741,000 and $2.1 million for the same time periods in the prior year.  The Company’s effective income tax rate for the three and six-month periods ended June 30, 2003 was 40.1% and 40.6%, respectively, compared to 53.9% and 41.4% for the same time periods in the prior year. The effective tax rates of 53.9% for the three months ended June 30, 2002 includes the effect of the increase in the annual effective tax rate for fiscal 2002 from 36.8% to 41%.

The Company recorded a benefit from income taxes of $2.4 million and $4.4 million for the three and six-month periods ended June 30, 2003, increasing the related cumulative net deferred tax asset of $9.1 million as of June 30, 2003, reflecting net operating loss and credit carry forwards and deductible temporary differences.  Although realization is not assured, the Company has concluded that it is more likely than not that the net deferred tax assets will be realized based on the deferred tax liabilities and projected taxable income in 2003 and beyond.  The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual or projected amounts of future taxable income.

Discontinued Operations

In the year ended March 31, 1997, the Company discontinued a business segment and provided a tax reserve related to the losses incurred by the segment.  In the quarter ended March 31, 2003, this reserve was released and recorded in a manner similar to the source of the loss in the year ended March 31, 1997.  Accordingly, the Company recorded a tax benefit of  $0 and $342,000 in the three and six-month periods ended June 2003, representing the tax benefit from the closure of a subsidiary in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds during the three and six-months ended June 30, 2003 has been from operations.  The Company closed the quarter ended June 30, 2003 with cash and cash equivalents of $20.4 million and working capital of $40.8 million, as compared to cash and cash equivalents of $24.5 million and working capital of $45.6 million as of December 31, 2002.

Net cash used in operations during the six months ended June 30, 2003 was $3.6 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $6.3 million, prepaid expenses and other assets of $1.8 million, accounts payable of $2.1 million and accrued compensation cost of $2.2 million, offset by an increase in accrued expenses of $2.9 million and income tax receivable of $1.1 million. Operating cash was also provided by non-cash items including depreciation and amortization of $1.9 million, offset by current and deferred income taxes of $3.6 million adjusted against the net loss of $6.2 million.  Net cash provided by operations during the six months ended June 30, 2002 was $13.2 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $7.7 million and in inventories of $4.6 million and an increase in accrued compensation costs and accrued expenses of $2.3 million, offset by a decrease in accounts payable, accrued commissions and accrued royalties of $3.4 million and an increase in prepaid expenses and other assets of $236,000. Operating cash was also provided by non-cash items including depreciation and amortization of $5.6 million and the loss on disposal of fixed assets of $766,000 offset by current and deferred income taxes of $1.1 million adjusted against the net loss of $3.0 million.  Inventories decreased primarily as a result of the establishment of additional reserves for paper inventory in the first quarter.

Net cash used in investing activities was $261,000 during the six months ended June 30, 2003 and primarily related to $396,000 of cash used in the acquisition of property and equipment offset by proceeds from notes receivable of $111,000. Net cash used in investing activities was $3.0 million during the six months ended June 30, 2002 and primarily related to the increase in restricted cash of $2.0 million, the purchase of a note receivable of $446,000 and $789,000 of cash used in the acquisition of property and equipment offset by proceeds from notes receivable and the disposal of galleries of $259,000.

The Company anticipates that total capital expenditures for the balance of 2003 will be approximately $500,000 and will primarily relate to information system upgrades and manufacturing equipment.

Cash used in financing activities was $216,000 during the six months ended June 30, 2003 and was related to the repayment of a capital lease obligation of $216,000.  Cash used in financing activities was $1.6 million during the six months ended June 30, 2002 and primarily was related to payments on its line-of-credit of $1.5 million and the repayment of a capital lease obligation of $121,000 and proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock of $19,000.

In June 2003, the Company renewed its bank line-of-credit facility with Comerica Bank-California, which provides for borrowings up to $15 million under a secured revolving line-of-credit. This facility, which has a term of 360 days, contains financial and other covenants including the requirement that the Company maintains 40% of all of the Companies deposits and investment account balances with the bank.  The amount available to be borrowed is $10 million prior to the time the Company satisfies certain financial covenants, then $15 million thereafter. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company’s assets. At June 30, 2003, there were no borrowings under this line-of -credit and the Company had approximately $11 million on deposit with Comerica Bank—California and the remaining balance invested in cash and cash equivalents with other financial institutions. At June 30, 2003, up to $10 million was available under the line-of -credit.

The Company has long-term leases for its corporate and manufacturing facilities in Morgan Hill, California above current market rates, some of which are vacated or partially occupied; this could have a material impact on the Company’s future consolidated financial condition, results of operations or cash flows.

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

The Company’s working capital requirements in the foreseeable future will change depending on operating results, the rate of expansion, changes in the economy or any other changes to its operating plan needed to respond to competition, acquisition opportunities or unexpected events.  The Company and its management believe that its current cash and cash equivalent balance together with future projected net income from operations and existing borrowing capacity under its line-of-credit will be sufficient to meet its working capital requirements for at least the next twelve months.  The Company may consider alternative financing, such as issuance of additional equity or convertible debt securities or obtaining further credit facilities, if market conditions make such alternatives financially attractive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Media Arts adopted SFAS No. 145, on January 1, 2003.  The adoption of this statement did not have a material effect on its consolidated financial condition, results of operations or cash flows.

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

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. We have applied the recognition provisions of FIN 45 to guarantees issued or modified after January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In January 2003, the FASB issued FI N 46, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Changes in Economic Conditions and Consumer Spending Could Adversely Impact the Company’s Revenue.  During 2001 and 2002, several Thomas Kinkade Signature Galleries and other art galleries that were customers of the Company closed and/or filed for bankruptcy protection. A poor economic climate, as experienced during 2002 and 2003 to date, could result in an increased number of such bankruptcies or store closings and/or an acceleration of such bankruptcies or store closings. Sales of the Company’s products to Thomas Kinkade Signature Galleries account for approximately 53% and 45% of the Company’s revenue, and sales to art galleries in general accounted for approximately 70% and 61% of the Company’s revenue for the three months and six months ended June 30, 2003, respectively, and accordingly, an increase in bankruptcies or store closings of such galleries could materially adversely affect the Company’s revenues, business, financial position, operating results and cash flow. Galleries and licensees may experience financial difficulties, which could adversely impact the Company’s collection of accounts receivables and royalties. The Company regularly reviews the credit-worthiness of its dealers to determine an appropriate allowance for doubtful accounts. The Company’s actual uncollectible accounts could exceed its current or future allowances.

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

Fluctuations in Operating Results.  The Company’s quarterly operating results have fluctuated significantly in the past and may continue to fluctuate as a result of numerous factors, including:

•                                          Change in demand for the art of Thomas Kinkade and the Company’s (and its licensees) Thomas Kinkade products (including new product categories and series);

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

The Company Faces Significant Competition.  The art-based home decorative accessories, collectibles and gift products industries are highly fragmented and competitive. Participants in these industries compete generally on the basis of product and brand appeal, quality, price and service. The Company’s (and its licensees) product lines compete with products marketed by numerous regional, national and foreign companies that are distributed through a variety of retail formats including department stores, mass merchants, art and gift galleries and frame shops, bookstores, mall-based specialty retailers, direct response marketing programs, catalogs, and furniture and home décor stores. The number of marketers and retail outlets selling home decorative accessories, collectibles and gift products has increased in recent years, and the entry of these companies, together with the lack of significant barriers to entry, may result in increased competition. The Company intends to expand exclusive branded galleries in new geographic markets and those galleries may encounter competitive challenges that have not been previously experienced. Such competition could have a material adverse effect on the Company’s business, financial position, operating results and cash flow. Some competitors have better resources, including name recognition, capital resources, more diversified product offerings and broader distribution channels than the Company. The Company’s success is highly dependent upon its (and its licensees’) ability to produce a wide variety of products with a broad range of customer appeal and provide ready consumer access to such products.

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

The Company May Not Realize Deferred Tax Assets. The Company has deferred tax assets, reflecting net operating loss and credit carry forwards and deductible temporary differences. Although realization is not assured, the Company has concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income in 2003 and beyond. The amount of net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual or projected amounts of future taxable income. Failure to realize all or part of an economic benefit from the deferred tax assets would have an adverse effect on the Company’s future consolidated results of operations and financial position.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of June 30, 2003 and December 31, 2002.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All sales are denominated in U.S. dollars. The Company has no vendor payments or accounts receivable denominated in foreign currencies, and accordingly the Company has no material foreign exchange risk.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations (in thousands).

	June 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$20,439	$24,538
Average interest rate	1.4%	1.3%
Liabilities:
Capital lease obligation	$368	$584
Fixed interest rate	9.5%	9.5%

Item 4: Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures. The Company's management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)                                  Changes in internal controls over financial reporting. The Company evaluates its internal controls over financial reporting on a regular basis. Based upon the results of these evaluations, the Company considers what revisions, improvements and/or corrective actions are necessary in order to ensure that its internal controls over financial reporting are effective. During the period covered by this Quarterly Report on Form 10-Q, the Company continued the process of improving internal controls relating to its customer order entry process in order to address matters identified through these evaluations. Pending full implementation of these improvements, the Company has instituted additional procedures and policies to maintain its ability to accurately record, process and summarize financial data and prepare financial statements that fully present its financial condition, results of operations and cash flows.

There was no significant change in the Company's internal controls over financial reporting that occured during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 3: Defaults upon Senior Securities and Use of Proceeds – None

Item 4: Submission of Matters to a Vote of Security Holders

(a)          The Annual Meeting of Media Arts Group, Inc. for the fiscal year ending December 31, 2003 was convened on May 7, 2003.

(b)         The following directors were elected to hold office until the next annual meeting:

Nominee	Votes For	Votes Withheld
Moe Grzelakowski	12,527,081	140,820
Eric Halvorson	12,540,929	126,972
Thomas Kinkade	12,537,983	129,918
C. Joseph LaBonte	12,522,401	145,500
Herbert D. Montgomery	12,534,829	133,072
Donald Potter	12,536,659	131,242
Richard Stearns	12,515,576	152,325
Anthony D. Thomopoulos	12,537,659	130,242

(c)          The following matters were voted upon at the meeting:

The selection and ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

votes for – 12,553,763; against – 100,143; abstain – 13,995

Item 5: Other Information - In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as promulgated by Section 202 of the Sarbanes Oxley Act of 2002 (the “Act”) the Company is responsible for listing the non-audit services approved in the three months ended June 30, 2003 by the Company’s Audit Committee to be performed by the Company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. During the quarter ended June 30, 2003 the Company’s Audit Committee did not request PricewaterhouseCoopers, LLP to provide any additional non-audit services.

In June 2003, the Company announced the appointment of Eric Halvorson as President of the Company.  Mr. Halvorson’s appointment is part of the Company’s succession plan.  Mr. Halvorson will be President during a transitional period and will become familiar with the financial and operational aspects of the Company’s business, and will succeed Tony Thomopoulos as Chief Executive Officer. Mr. Thomopoulos intends to remain as Chairman. The Company entered into an Employment Agreement with Eric Halvorson on June 23, 2003.  The Employment Agreement provides for a term expiring on December 31, 2005, and an annual base salary of $350,000 until December 31, 2003, $400,000 for fiscal year 2004 and $425,000 thereafter.  The Employment Agreement also provides for a payment on signing, participation in the Company’s discretionary Management Incentive Bonus Program (with potential bonus of up to 60% of base salary), and the issuance of options to purchase 100,000 shares of the Company’s common stock.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

10.65	First Amendment to Loan and Security Agreement, dated as of June 25, 2003, by and among Comerica Bank – California, Media Arts Group, Inc. and Thomas Kinkade Stores, Inc.

10.66†	Employment Agreement, dated as of June 23, 2003, between Media Arts Group, Inc. and Eric Halvorson.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensation plan or arrangement.

(b)	Reports on Form 8-K

On May 7, 2003, the Company filed a report on Form 8-K reporting on the issuance of a press release regarding the Company’s financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA ARTS GROUP, INC.

	By	/s/ A. D. Thomopoulos
Anthony D. Thomopoulos
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

	By	/s/ Herbert D. Montgomery
Herbert D. Montgomery
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

10.65	First Amendment to Loan and Security Agreement, dated as of June 25, 2003, by and among Comerica Bank – California, Media Arts Group, Inc. and Thomas Kinkade Stores, Inc.

10.66†	Employment Agreement, dated as of June 23, 2003, between Media Arts Group, Inc. and Eric Halvorson

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensation plan or arrangement.