Form 10-Q
period 2003-09-30
MEDIA ARTS GROUP INC
filed 2003-11-06
CIK 924645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, was 13,226,832 at November 6, 2003.

Media Arts Group, Inc.

FORM 10-Q

Media Arts Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data, unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$22,555	$24,538
Accounts receivable, net of allowance for doubtful accounts, adjustments and sales returns of $5,595 and $5,010	9,054	12,868
Inventories	13,352	12,563
Prepaid expenses and other current assets	4,454	6,473
Deferred income taxes	6,260	3,334
Income taxes receivable	15	1,585
Total current assets	55,690	61,361
Property and equipment, net	15,463	17,992
Notes receivable	544	613
Notes receivable from related parties	—	96
Long-term deferred income taxes	1,366	2,174
Other assets	71	72
Total assets	$73,134	$82,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,136	$6,850
Commissions payable	825	1,145
Accrued royalties	379	496
Accrued compensation costs	496	3,114
Deferred revenue and other accrued expenses	6,042	3,920
Capital lease obligation, current	216	281
Total current liabilities	13,094	15,806
Reserve for leases—long-term	—	2,268
Capital lease obligation—long-term	23	303
Total liabilities	13,117	18,377

Commitments and contingencies (Notes 7, 8, 9, 10, 11 and 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common Stock, $0.01 par value; 80,000,000 shares authorized; 13,541,000 shares issued and 13,227,000 shares outstanding at September 30, 2003; 13,541,000 shares issued and 13,225,000 shares outstanding at December 31, 2002	90	90
Additional paid-in capital	38,863	38,862
Retained earnings	24,736	28,651
Treasury Stock, 314,000 and 316,000 shares at cost at September 30, 2003 and December 31, 2002, respectively	(3,672)	(3,672)
Total stockholders’ equity	60,017	63,931
Total liabilities and stockholders’ equity	$73,134	$82,308

See accompanying notes to the condensed consolidated financial statements.

Media Arts Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Net product and other revenues	$15,349	$19,666	$37,668	$68,707
Licensing revenues	2,166	1,437	6,874	5,826
Net revenues	17,515	21,103	44,542	74,533
Cost of revenues:
Cost of product and other revenues	8,202	10,703	24,016	39,649
Cost of licensing revenues	143	72	378	291
Total cost of revenues	8,345	10,775	24,394	39,940
Gross margin	9,170	10,328	20,148	34,593

Operating expenses:
Selling and marketing	5,094	4,869	17,176	17,950
General and administrative	410	4,810	10,429	21,134
Total operating expenses	5,504	9,679	27,605	39,084

Operating income (loss)	3,666	649	(7,457)	(4,491)
Interest income, net	74	74	279	21
Gain on sales of company-owned stores	22	28	67	122
Income (loss) before income taxes	3,762	751	(7,111)	(4,348)
Provision for (benefit from) income taxes	1,508	308	(2,854)	(1,802)

Net income (loss) from continuing operations	2,254	443	(4,257)	(2,546)
Discontinued operations – tax benefit from closure of subsidiary	—	—	342	—
Net income (loss)	$2,254	$443	$(3,915)	$(2,546)

Net income (loss) per share from continuing operations:
Basic	$0.17	$0.03	$(0.32)	$(0.19)
Diluted	$0.17	$0.03	$(0.32)	$(0.19)
Net income per share from discontinued operations:
Basic	—	—	$0.03	—
Diluted	—	—	$0.03	—
Net income (loss) per share:
Basic	$0.17	$0.03	$(0.30)	$(0.19)
Diluted	$0.17	$0.03	$(0.30)	$(0.19)
Shares used in net income (loss) per share computation:
Basic	13,227	13,224	13,227	13,221
Diluted	13,231	13,224	13,227	13,221

See accompanying notes to the condensed consolidated financial statements.

Media Arts Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,915)	$(2,546)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,790	4,755
Gain on sales of company-owned stores	(67)	(122)
Loss on disposal of fixed assets	163	719
Amortization of stock-based compensation	—	6
Deferred income taxes	(2,118)	(1,813)
Changes in assets and liabilities:
Accounts receivable	3,814	4,750
Notes receivables from related parties	96	56
Inventories	(789)	5,071
Prepaid expenses and other assets	1,956	2,163
Conversion of notes receivable	—	(446)
Other assets	1	22
Accounts payable	(1,714)	(1,985)
Commissions payable	(320)	(425)
Accrued compensation costs	(2,618)	1,572
Income taxes receivable	1,570	5,342
Deferred revenue and other accrued expenses	2,122	(312)
Accrued royalties	(117)	(1,063)
Reserve for leases—long-term	(2,268)	2,268
Net cash provided by (used in) operating activities	(1,414)	18,012

Cash flows from investing activities:
Acquisitions of property and equipment	(622)	(1,036)
Proceeds from the disposals of galleries	174	256
Proceeds from payments of notes receivable	25	143
Decrease in cash surrender value of life insurance	—	405
Net cash used in investing activities	(423)	(232)

Cash flows from financing activities:
Payments on line-of-credit	—	(1,500)
Repayment of capital lease obligation	(147)	(199)
Proceeds from issuance of common stock	1	19
Net cash used in financing activities	(146)	(1,680)

Net increase (decrease) in cash and cash equivalents	(1,983)	16,100
Cash and cash equivalents at beginning of period	24,538	2,148
Cash and cash equivalents at end of period	$22,555	$18,248

See accompanying notes to the condensed consolidated financial statements.

Media Arts Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The condensed interim consolidated financial statements of Media Arts Group, Inc. (the “Company” or “Media Arts”) include the accounts of its wholly owned subsidiaries, Thomas Kinkade Stores, Inc. and Media Arts Licensing Company.  The Company is a designer, manufacturer, marketer, branded retailer, and licensor of: fine-art reproductions, art-based home accessories and collectibles and gift products based upon the lifestyle brand and artwork by Thomas Kinkade and operates in one segment.  The Company’s primary products are canvas and paper reproductions as well as other forms of fine-art reproductions.  The Company distributes products through a variety of distribution channels - primarily independently owned branded retail stores, independent dealers and strategic partners.

The condensed interim consolidated financial statements as of September 30, 2003 and the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all material adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The results of the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

Note 2 – Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The Company applied the recognition provisions of FIN 45 to guarantees issued or modified after January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The Company has adopted the disclosure requirements effective January 1, 2003.

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

Note 3 – Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive shares, composed of incremental shares of common stock issuable upon the exercise of outstanding stock options, are included in diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$2,254	$443	$(3,915)	$(2,546)

Common shares	13,227	13,224	13,227	13,221
Potentially dilutive shares	4	—	—	—
Denominator for diluted calculation	13,231	13,224	13,227	13,221

Net income (loss) per share:
Basic	$0.17	$0.03	$(0.30)	$(0.19)
Diluted	$0.17	$0.03	$(0.30)	$(0.19)

A number of potentially dilutive shares were excluded from the calculation of diluted net income per share because they were anti-dilutive. For the three months ended September 30, 2003 and 2002, this number amounted to approximately 1,955,000 and 1,254,000 shares, respectively, and for the nine months ended September 30, 2003 and 2002, this number was approximately 2,005,000 and 1,289,000 shares, respectively.

Note 4 – Stock-based compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for employee stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and FIN No. 44, “Accounting for Certain Transactions Involving Stock-Based Compensation, an interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans and has adopted the disclosure requirements under SFAS No. 148. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)
As reported	$2,254	$443	$(3,915)	$(2,546)
Less: Stock based compensation expense determined under fair value based method, net of tax effects	59	44	160	160
Pro forma	$2,195	$399	$(4,075)	$(2,706)

Net income (loss) per share:
Basic net income (loss) per share:
As reported	$0.17	$0.03	$(0.30)	$(0.19)
Proforma	$0.17	$0.03	$(0.31)	$(0.20)
Diluted net income (loss) per share:
As reported	$0.17	$0.03	$(0.30)	$(0.19)
Pro forma	$0.17	$0.03	$(0.31)	$(0.20)

Shares used in net income (loss) per share computation:
Basic	13,227	13,224	13,227	13,221
Diluted	13,231	13,224	13,227	13,221

These proforma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year. Stock-based compensation expense related to non-employees is measured based on the fair value of the related stock or options in accordance with SFAS No. 123 and its interpretations.  Expenses associated with stock-based compensation is amortized over the vesting period of each individual award.

Note 5 - Inventories

Inventories consisted of (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$8,620	$7,852
Work-in-process	1,476	2,472
Finished goods	3,256	2,239
	$13,352	$12,563

Note 6 – Comprehensive Income (Loss)

There was no difference between the Company’s net income (loss) and its total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002.

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

The Company’s by-laws provide that the Company is required to indemnify any officer or director that is a party to any civil, criminal, administrative or investigative action, suit or proceeding, by reason of the fact that such person was serving as a director or officer of the Company, against all expenses (including attorney fees), judgments, fines and settlement amounts; provided the director or officer acted in good faith in a manner he or she reasonably believed to be in the best interests of the Company.  The Company is not required to indemnify an officer or director if the claim, action or suit is brought by the Company and such officer or director is adjudged to be liable to the Company (unless a proper court determines that such officer or director is entitled to indemnity).

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

Note 9 – Related Party Transactions

Certain original artwork used for reproductions by the Company have been supplied by Thomas Kinkade, a founder, director and significant stockholder of the Company, and remain his property. The Company made payments to Mr. Kinkade under a licensing agreement and through payroll in the amounts of $1,069,000 and $1,304,000 for the three months ended September 30, 2003 and 2002, respectively, and $2,945,000 and $4,475,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Company and Creative Brands Group, Inc. (“CBG”) are parties to a contract dated July 17, 2001, amended as of August 1, 2002, pursuant to which CBG manages and develops licensing arrangements with certain of the Company’s business partners.  The contract also provides that CBG was to manage the key account relationship with QVC and Avon until December 31, 2002.  The contract expires July 31, 2006.  Under the contract CBG is entitled to receive 24% of licensing revenues received by the Company from the business partners that CBG manages on behalf of the Company. CBG is primarily owned by Kenneth E. Raasch, a significant shareholder, co-founder, former Chief Executive Officer and former member of the Board of Directors of the Company.  The Company incurred commissions to CBG of $633,000 and $520,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,772,000 and $1,342,000 for the nine months ended September 30, 2003 and 2002, respectively.

On May 1, 2002, the Company and Richard Barnett, a former company executive, entered into an agreement (the “May Agreement”) pursuant to which the Employment Agreement, dated as of March 31, 1996, between the Company and Mr. Barnett, was terminated, and Mr. Barnett’s employment with the Company ended. Pursuant to the May Agreement, the Company agreed to pay Mr. Barnett a cash severance payment of $1,000,000 payable in four equal quarterly payments starting July 1, 2002, which has been fully paid and either issue to him common stock of the Company or provide him with an inventory credit of $750,000 if he were to own and operate a Signature Dealer gallery. In addition, the Company and Mr. Barnett entered into a one-year consulting agreement commencing as of April 1, 2002.  Upon expiration of that agreement, the Company and Mr. Barnett entered into a new one year consulting agreement effective April 1, 2003 for $125,000 of inventory credit at the Company’s wholesale price.  The Company incurred cash consulting fees to Mr. Barnett of $0 and $313,000 for the three months ended September 30, 2003 and 2002, respectively, and $62,500 and $625,000 for the nine months ended September 30, 2003 and 2002, respectively.  The Company also transferred inventory at the Company’s wholesale price to Mr. Barnett of $240,000 and $185,000 for the three months ended September 30, 2003 and 2002, respectively, and $247,000 and $348,000 for the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company has transferred to Mr. Barnett inventory at the Company’s wholesale price of $839,000 with a remaining balance of $36,000. In September 2003, Mr. Barnett also purchased a number of original artworks under the Company’s standard terms and conditions for $225,000.

During the three and nine months ended September 30, 2003, the Company paid severance payments to a terminated executive in the amount of $0 and $550,000, respectively.

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

Note 10 – Contingent Rent Liability

The Company established a contingent rent liability for leases in which it is either a guarantor or assignor on facility leases for previously company-owned stores sold to third parties. If the purchaser defaults on the facility lease, the lessor has the right to seek remedy from the Company.  The Company increased this liability reserve by approximately $0 and $165,000 through the three and nine months ended September 30, 2003, respectively, and increased the balance $0 and $400,000 during the three and nine months ended September 30, 2002, respectively, for leases where there was known evidence of default or strong evidence that a default was probable. The Company paid approximately $27,000 and $272,000, subject to this liability, during the three and nine months ended September 30, 2003, and $429,000 and $441,000 during the three and nine months ended September 30, 2002.  The Company decreased this liability reserve by approximately $121,000 and $121,000 through the three and nine months ended September 30, 2003, respectively, for leases where there was no longer evidence of default or no longer evidence that a default was probable.  The balance of the reserve at September 30, 2003 and December 31, 2002 was $525,000 and $753,000, respectively. The total third party rental payments due under guaranteed or assigned leases are approximately $4.4 million with such leases expiring at various times through February 2009.

Note 11 – Bank Line-of-Credit

In June 2003, the Company renewed its bank line-of-credit facility with Comerica Bank-California, which presently provides for borrowings up to $15 million under a secured revolving line-of-credit. This facility, which has a term of 360 days, contains financial and other covenants including the requirement that the Company maintains 40% of all of the Company’s deposits and investment account balances with the bank.  The amount available to be borrowed is $10 million prior to the time the Company satisfies certain financial covenants, then $15 million thereafter.  Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company’s assets. At September 30, 2003, there were no borrowings under this line-of-credit and the Company had approximately $13.2 million on deposit with Comerica Bank—California and the remaining balance invested in cash and cash equivalents with other financial institutions. At September 30, 2003, up to $10 million was available under the line-of-credit.

Note 12 – Warehouse and Building Leases

In July 2002, the Company, pursuant to its plan established in the March 2002 interim period, vacated its warehouse facility located in Morgan Hill, California (“Morgan Hill Warehouse”) and consolidated its manufacturing, warehousing and administration into two existing leased buildings.  At March 31, 2002 the Company established a reserve of approximately $1.3 million to cover the costs of abandonment and revised its amortization period for leasehold improvements and other related assets to record such assets at their estimated salvage value.  This resulted in depreciation and amortization charge of approximately $2.4 million in the quarter ended March 31, 2002.

The Company determined in the quarter ended September 30, 2002 that it desired to sublease the building for a portion of the remaining lease term, and placed the property on the rental market.  As a result of this change in strategy, in the quarter ended September 30, 2002, the Company reversed the remaining amount of the abandonment accrual of $1.0 million and reversed $2.1 million of the charge discussed above for amortization and depreciation, as the property was no longer deemed to be abandoned.  Also in the quarter ended September 30, 2002, the Company established a reserve of approximately $3.5 million for the estimated loss on the sublease term of 39 months.  The amount accrued was also based on an assumption of the period of time to sublease being six months.  The Company also assumed that, if necessary, to sublease beyond the initial term, sublease rentals will equal rent expense.  During the three months ended March 31, 2003, the Company recorded an additional liability of approximately $1.7 million, representing an increase in the time before sublease with a corresponding increase in the rental costs to be borne by the Company prior to subleasing the subject property.  The annual rent expense on this building is approximately $1.5 million per year.

Through September 2003, the Company has been unable to sublease the Morgan Hill Warehouse due to depressed economic conditions and high vacancy rates for similar facilities in the surrounding geographic areas.  The Company therefore concluded it was no longer feasible to sublease the facility and reoccupied the Morgan Hill warehouse in September 2003. As a result of this change in strategy the Company reversed the remaining amount of the accrual of $3.6 million and included such amount in general and administrative expense.

Note 13 – Subsequent Events

On October 31, 2003, the Company and Thomas Kinkade announced that they had signed a definitive agreement to take the Company private pursuant to a merger of an affiliate of Mr. Kinkade with the Company. As a result of the merger, the holders of the Company’s outstanding common stock (other than Mr. Kinkade and his affiliates) will receive $4.00 per share in cash for their shares, and the Company will become a privately-held company, wholly-owned by Mr. Kinkade and his affiliates. The per share consideration places the total enterprise value of the Company at approximately $32.7 million and represents an approximately 69% premium over the $2.37 per share price of the stock on October 30, 2003.

The transaction was unanimously approved by the board of directors of the Company, acting without the participation of Mr. Kinkade and two other non-independent directors. Jefferies & Company, Inc. acted as financial advisor and rendered a fairness opinion to the independent directors.

It is anticipated that funds necessary to purchase the outstanding shares of the Company will be funded through borrowings and cash on hand of the Company.

It is anticipated that the transaction will close in December 2003 or January 2004, with the exact timing dependent on the completion of necessary SEC filings and regulatory approval.  The merger is conditioned upon the receipt of financing, regulatory approval, the approval by the holders of at least a majority of the shares of the Company common stock not owned by Mr. Kinkade or his affiliates that are cast either for or against the merger, as well as other customary conditions.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which contains the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the fiscal year ended March 31, 2001 and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues for the three and nine-months ended September 30, 2003 were $17.5 million and $44.5 million, respectively.  This represents a 17% and 40.2% decrease from $21.1 million and $74.5 million of net revenues for the same three and nine months in the prior year.

Net product and other revenues for the three and nine-months ended September 30, 2003 were $15.3 million and $37.7 million, respectively. This represents a 22% and 45.2% decrease from $19.7 million and $68.7 million of net product and other revenues for the same three and nine months in the prior year.  The decrease in net product and other revenues for the three and nine-months ended September 30, 2003 primarily is due to the continuing softness in consumer purchasing attitudes of discretionary spending reflective of the current economic uncertainties. Net product and other revenues for the nine-months ended September 30, 2003 further decreased relative to the same period in the prior year due to the high demand for Thomas Kinkade’s “Lombard Street” release that was very popular and had significant sales in the first quarter of 2002.

Licensing revenues for the three and nine-months ended September 30, 2003 were $2.2 million and $6.9 million, respectively. This represents a 50.7% and 18% increase from $1.4 million and $5.8 million of licensing revenues for the same three and nine months in the prior year. The increase in licensing revenues for the three and nine months ended September 30, 2003 is due to the increase volume in royalty products and the number of licensing agreements from the prior year.

Gross Margin

Gross margin for the three and nine-months ended September 30, 2003 were $9.2 million and $20.1 million, respectively.  This represents a decrease of 11.2% and 41.8% from $10.3 million and $34.6 million of gross margin for the same three and nine-months in the prior year. Gross margin was 52.4% and 45.2% of net revenue for the three and nine-months ended September 30, 2003, respectively, as compared to 48.9% and 46.4% of net revenue for the same periods in the prior year.  The decline in gross margin and gross margin percentage for the nine-month period ended September 30, 2003 was due primarily to lower absorption of fixed manufacturing expenses related to the decline in revenues due to the current economic slowdown. The increase in gross margin percentage for the three months ended September 30, 2003 was due to more favorable product mix and increased license revenue.  Cost of product and other revenues represent manufacturing costs including payroll, benefits and other expenses, royalties and distribution costs. Cost of revenue for licensing represents royalties accrued on license revenues recorded during the period.

Selling and Marketing Expenses

Selling and marketing expenses were $5.1 million and $17.2 million for the three and nine-months ended September 30, 2003, respectively, as compared to $4.9 million and $18 million for the same periods in the prior year.  As a percentage of net revenue, selling and marketing expenses were 29.1% and 38.6% for the three and nine-months ended September 30, 2003, respectively, as compared to 23.1% and 24.1% for the same periods in the prior year.  Sales and marketing expense for the three-months ended September 30, 2003 stayed relatively flat compared to the same period in the prior year. The decrease in sales and marketing expenses for the nine-months ended September 30, 2003 was due to the Company’s cost reduction programs.

General and Administrative Expenses

General and administrative expenses were $410,000 and $10.4 million for the three and nine-months ended September 30, 2003, respectively, as compared to $4.8 million and $21.1 million for the same periods in the prior year.  As a percentage of net revenue, general and administrative expenses for the three and nine-months ended September 30, 2003 were 2.3% and 23.4%, respectively, as compared to 22.8% and 28.4%, respectively, for the same periods in the prior year.  The decrease in general and administrative expenses for the three months ended September 30, 2003 compared with the same time period in the prior year was due to the reversal of rental liability of $3.6 million as the Company reoccupied the warehouse facility in September 2003 and reduced costs realized from the Company’s cost reduction programs.  The decrease in general and administrative expenses for the nine months ended September 30, 2003 compared with the same time period in the prior year was due to the net reversal of rental liability of $1.9 million as the Company reoccupied the warehouse facility in September 2003, offset by a $1.7 million charge that occurred in the first quarter of 2003 for an increase in the amount of time to sublease the warehouse.  Additionally the decrease in general and administrative expense for the nine months ended September 30, 2003 was affected by reduced costs realized from the Company’s cost reduction programs and the significant charges that occurred in the first quarter of 2002.  These charges that occurred in the first quarter of 2002, of $4.9 million related to the establishment of a contingent rent liability for leases in which the Company is either a guarantor or assignor on facility leases for previously owned Company stores sold to third parties.

Interest Income (Expense)

Net interest income was $74,000 and $279,000 for the three and nine-months ended September 30, 2003, respectively, as compared to net interest income of $74,000 and $21,000, respectively, for the same periods in the prior year.  The increase in net interest income for the nine-months was due to the higher cash balances available for investment, the absence of convertible notes payable to related parties and reduced debt.

Sale of Company-Owned Stores

During the fiscal year ended March 31, 2001, the Company sold 30 of its company-owned stores to Signature Gallery owners.  No stores were sold during the nine-months ended September 30, 2003.  During the three and nine-months ended September 30, 2003, the Company recognized $22,000 and $67,000 of gain on the sales of company-owned stores, respectively, as compared with $28,000 and $122,000 in gain for the same time periods of last year.  The gain recognition was based on the cost recovery method.  As of September 30, 2003, the remaining deferred gains totaled $576,000. The Company has reported the net of the notes receivable and deferred gains as other assets at September 30, 2003.

Provision for (Benefit from) Income Tax

The provision for income taxes was $1.5 million and a benefit from income taxes of $2.9 million for the three and nine-months ended September 30, 2003, as compared to a provision for income taxes of $308,000 and a benefit from income taxes of $1.8 million for the same time periods in the prior year.  The Company’s effective income tax rate for the three and nine-months ended September 30, 2003 was 40.1% and 40.6%, respectively, compared to 41% and 41.4% for the same time periods in the prior year.

At September 30, 2003, the Company has a net deferred tax asset of $7.6 million, comprised of net operating loss and credit carry forwards and deductible temporary differences.  Although realization is not assured, the Company has concluded that it is more likely than not that the net deferred tax assets will be realized based on the deferred tax liabilities and taxable income projected for 2003 and beyond.  The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual or projected amounts of future taxable income.

Discontinued Operations

In the year ended March 31, 1997, the Company discontinued a business segment and provided a tax reserve related to the losses incurred by the segment.  In the quarter ended March 31, 2003, this reserve was released and recorded in a manner similar to the source of the loss in the year ended March 31, 1997.  Accordingly, the Company recorded a tax benefit of  $0 and $342,000 in the three and nine-months ended September 2003, representing the tax benefit from the closure of a subsidiary in September 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds during the three and nine-months ended September 30, 2003 has been from operations.  The Company closed the quarter ended September 30, 2003 with cash and cash equivalents of $22.6 million and working capital of $42.6 million, as compared to cash and cash equivalents of $24.5 million and working capital of $45.6 million as of December 31, 2002.

Net cash used in operations during the nine months ended September 30, 2003 was $1.4 million, consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $3.8 million, prepaid expenses and other assets of $2 million, accounts payable of $1.7 million, accrued compensation cost of $2.6 million and reserve for leases—long term of $2.3 million, offset by an increase in deferred revenue and other accrued expenses of $2.1 million and income tax receivable of $1.6 million. Operating cash flow was also affected by non-cash items including depreciation and amortization of $2.8 million, offset by current and deferred income taxes of $2.1 million adjusted against the net loss of $3.9 million.

Net cash provided by operations during the nine months ended September 30, 2002 was $18.0 million consisting primarily of changes in assets and liabilities including a decrease in accounts receivable of $4.8 million, an increase in notes receivable of $400,000 from a conversion of certain accounts receivable, a decrease in prepaid expenses of $2.2 million, a decrease in inventories of $5.1 million, a decrease in income taxes receivable of $5.3 million, an increase in accrued compensation costs of $1.6 million, and an increase in reserve for leases—long term of $2.3 million, offset by a decrease in accounts payable, accrued commissions, deferred revenue and other accrued expenses and accrued royalties of $3.8 million. Operating cash flow was also affected by non-cash items including depreciation and amortization of $4.8 million, the loss on disposal of fixed assets of $719,000 offset by the increase in current and deferred income taxes of $1.8 million, and the gain recognized on the sale of Company stores of $122,000 adjusted against the net loss of $2.5 million.

Net cash used in investing activities was $423,000 during the nine months ended September 30, 2003 and primarily related to $622,000 of cash used in the acquisition of property and equipment offset by proceeds from notes receivable of $174,000.

The Company anticipates that remaining capital expenditures for the balance of 2003 will be approximately $200,000 and will primarily relate to information system upgrades and manufacturing equipment. Net cash used in investing activities was $232,000 during the nine months ended September 30, 2002 and primarily related to the increase in cash used in the acquisition of property and equipment of $1.0 million, offset by proceeds from notes receivable and the disposal of galleries of $399,000 and the decrease in the cash surrender value of life insurance of $405,000.

Cash used in financing activities was $146,000 during the nine months ended September 30, 2003 and was related primarily to the repayment of a capital lease obligation of $147,000.  Cash used in financing activities was $1.7 million during the nine months ended September 30, 2002 and primarily was related to payments on its line-of-credit of $1.5 million and the repayment of a capital lease obligation of $199,000 and proceeds from the issuance of common stock through the Company’s Employee Stock Purchase Plan and the exercise of options for its common stock of $19,000.

In June 2003, the Company renewed its bank line-of-credit facility with Comerica Bank-California, which provides for borrowings up to $15 million under a secured revolving line-of-credit. This facility, which has a term of 360 days, contains financial and other covenants including the requirement that the Company maintains 40% of all of the Company’s deposits and investment account balances with the bank.  The amount available to be borrowed is $10 million prior to the time the Company satisfies certain financial covenants, then $15 million thereafter. Borrowings under the facility bear interest at the bank’s prime rate plus 0.25%. There is a 0.25% non-usage fee on un-borrowed amounts under the facility, which fee is reduced to 0.125% if the Company satisfies certain financial covenants. The facility is secured by substantially all of the Company’s assets. At September 30, 2003, there were no borrowings under this line-of-credit and the Company had approximately $13.2 million on deposit with Comerica Bank—California and the remaining balance invested in cash and cash equivalents with other financial institutions. At September 30, 2003, up to $10 million was available under the line-of-credit.

The Company has long-term leases for its corporate and manufacturing facilities in Morgan Hill, California above current market rates, some of which are partially occupied; this could have a material impact on the Company’s future consolidated financial condition, results of operations or cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity’s product warranty liabilities. The Company applied the recognition provisions of FIN 45 to guarantees issued or modified after January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The Company has adopted the disclosure requirements effective January 1, 2003.

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

The Company Faces a Number of Risks Related to Product Revenue Derived Through Third Parties.  Retail product sales, as well as communication with the end customer, are primarily made by independent dealers, including Signature Gallery owners whose stores may bear the Thomas Kinkade name and licensees who license our trademark and brand. The Company has entered into licensing agreements with Signature Gallery owners and other licensees granting them limited use of the Thomas Kinkade name. However, the failure of these dealers or licensees to properly represent the Company’s products could damage its reputation or the reputation of Thomas Kinkade and adversely affect the Company’s ability to build the Thomas Kinkade brand, resulting in a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company. Although the Company conducts its business through an independently owned and operated dealer network, state business opportunity and franchise laws may impact our relationships with our dealers. Certain of the Company’s dealers and licensees may sell products that may compete with the Company’s products. While the Company encourages its dealers and licensees to focus on products through market and support programs, these dealers and licensees may give priority to products of competitors. As discussed below, poor economic conditions could adversely affect independent dealers and licensees which, in turn, could adversely affect the Company.

Changes in Economic Conditions and Consumer Spending Could Adversely Impact the Company’s Revenue.  During 2001, 2002 and 2003, several Thomas Kinkade Signature Galleries and other art galleries that were customers of the Company closed and/or filed for bankruptcy protection. A poor economic climate, as experienced during 2002 and 2003 to date, could result in an increased number of such bankruptcies or store closings and/or an acceleration of such bankruptcies or store closings. Sales of the Company’s products to Thomas Kinkade Signature Galleries account for approximately 50% and 47% of the Company’s revenue, and sales to art galleries in general accounted for approximately 64% and 61% of the Company’s revenue for the three months and nine months ended September 30, 2003, respectively, and accordingly, an increase in bankruptcies or store closings of such galleries could materially adversely affect the Company’s revenues, business, financial position, operating results and cash flow. Galleries and licensees may experience financial difficulties, which could adversely impact the Company’s collection of accounts receivables and royalties. The Company regularly reviews the credit-worthiness of its dealers to determine an appropriate allowance for doubtful accounts. The Company’s actual uncollectible accounts could exceed its current or future allowances.

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

The Company Faces Risks Due to Reliance on Third Parties.  The Company utilizes third parties to manufacture certain products and supply certain materials and components for use in the manufacturing processes. Reliance on third party manufacturers involves a number of risks, including the lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. Most of the Company’s three-dimensional products and gift items are manufactured by third parties under licensing or manufacturing arrangements. The failure of any of these third party manufacturers to produce products that meet rigid specifications could result in lower revenue or otherwise adversely affect consumer perceptions of the Company’s brands and products. Poor consumer perception could have a material adverse effect on the business, consolidated financial position, operating results and cash flows of the Company.

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

Critical Personnel May be Difficult to Attract, Assimilate and Retain.  The Company is dependent upon the efforts of executive officers and other key personnel, as well as its ability to continue to attract and retain qualified personnel in the future.  The loss of certain executive officers and key personnel or inability to attract and retain qualified personnel in the future could have a material adverse effect on the Company’s business and results of operations.

The Company Has Liability on Certain Leases on Property Where It Is Not a Tenant or Occupant.  The Company is a guarantor or assignor on facility leases for 8 stores that were previously owned by the Company and that were sold to third parties.  If the purchaser defaults on the facility lease, the lessor has the right to seek recourse from the Company.  The Company has established a reserve for rent for leases where there is evidence of default or potential default and the associated liability is probable and reasonably estimable.  There can be no assurance that the Company will not ultimately incur obligations in excess of these estimates, which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Company May Not Realize Deferred Tax Assets. The Company has deferred tax assets, reflecting net operating loss and credit carry forwards and deductible temporary differences. Although realization is not assured, the Company has concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and taxable income projected for 2003 and beyond. The amount of net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual or projected amounts of future taxable income. Failure to realize all or part of an economic benefit from the deferred tax assets would have an adverse effect on the Company’s future consolidated results of operations and financial position.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio and borrowings. The Company does not use derivative financial instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments purchased with an original maturity of 90 days or less and are considered to be cash equivalents.  The Company did not have short-term investments as of September 30, 2003 and December 31, 2002.  The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results from operations or cash flows for its variable rate cash and cash equivalents and borrowings.  The Company does not expect any material loss with respect to its investment portfolio.  All sales are denominated in U.S. dollars. The Company has no vendor payments or accounts receivable denominated in foreign currencies, and accordingly the Company has no material foreign exchange risk.  The table below presents principal amounts and related weighted average interest rates for the Company’s investment portfolio and debt obligations (in thousands).

	September 30, 2003	December 31, 2002
Assets:
Cash and cash equivalents	$22,555	$24,538
Average interest rate	1.4%	1.3%
Liabilities:
Capital lease obligation	$239	$584
Fixed interest rate	9.5%	9.5%

Item 4: Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

There was no significant change in the Company’s internal controls over financial reporting that occured during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

Item 3: Defaults upon Senior Securities and Use of Proceeds – None

Item 4: Submission of Matters to a Vote of Security Holders – None

Item 5: Other Information

On October 31, 2003, the Company and Thomas Kinkade announced that they had signed a definitive agreement to take the Company private pursuant to a merger of an affiliate of Mr. Kinkade with the Company. As a result of the merger, the holders of the Company’s outstanding common stock (other than Mr. Kinkade and his affiliates) will receive $4.00 per share in cash for their shares, and the Company will become a privately-held company, wholly-owned by Mr. Kinkade and his affiliates. The per share consideration places the total enterprise value of the Company at approximately $32.7 million and represents an approximately 69% premium over the $2.37 per share price of the stock on October 30, 2003.

The transaction was unanimously approved by the board of directors of the Company, acting without the participation of Mr. Kinkade and two other non-independent directors. Jefferies & Company, Inc. acted as financial advisor and rendered a fairness opinion to the independent directors.

It is anticipated that funds necessary to purchase the outstanding shares of the Company will be funded through borrowings and cash on hand of the Company.

It is anticipated that the transaction will close in December 2003 or January 2004, with the exact timing dependent on the completion of necessary SEC filings and regulatory approval. The merger is conditioned upon the receipt of financing, regulatory approval, the approval by the holders of at least a majority of the shares of the Company common stock not owned by Mr. Kinkade or his affiliates that are cast either for or against the merger, as well as other customary conditions.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

10.12(1)	License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.26(1)	Form of Director Indemnity Agreement.
10.29(2)†	Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.32(3)†	1998 Stock Incentive Plan.
10.38(4)	Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement, dated as of October 27, 1999.
10.39(4)	Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40(4)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41(4)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.43(5)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of June 30, 2000.
10.44(6)	Second Amendment to Loan Agreement between Bank of America and the Company, dated as of April 3, 2000.
10.45(6)	Third Amendment to Loan Agreement between Bank of America and the Company, dated as of November 27, 2000.
10.46(6)	Fourth Amendment to Loan Agreement between Bank of America and the Company, dated as of June 27, 2001.
10.47(7)	Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 30, 2001.
10.48(7)†	Employment Agreement between the Company and Anthony Thomopoulos, dated June 19, 2001.
10.49(8)	Sixth Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.50(9)	Seventh Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.51(9)†	Compensation Agreement, dated as of January 24, 2002, between the Company and Anthony Thomopoulos.
10.52(9)†	Employment Agreement between the Company and Herbert D. Montgomery, dated January 9, 2002.
10.53(9)	Loan and Security Agreement, dated as of April 15, 2002, between Comerica Bank-California and the Company.
10.55(10)	Letter Agreement and Release between the Company and Richard F. Barnett, dated as of May 1, 2002.
10.56(10)	Consulting Agreement, dated as of April 1, 2002, between the Company and Richard F. Barnett.
10.57(11)†	Employment Agreement, entered into by and between Media Arts Group, Inc. and Anthony D. Thomopoulos, as of September 16, 2002.
10.58(11)	2002 Stock Plan.
10.59(12)	Letter Agreement, dated July 17, 2001, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.60(12)	Amendment to Agreement, dated August 1, 2002, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.61(12)	Warrant to Purchase Shares issued to TBI-Mission West LLC by Media Arts Group, Inc.
10.62(12)	Lease Termination Agreement, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.63(12)	Second Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.64(12)	Third Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.65(13)	First Amendment to Loan and Security Agreement, dated as of June 25, 2003, by and among Comerica Bank-California, Media Arts Group, Inc. and Thomas Kinkade Stores, Inc.
10.66(13)†	Employment Agreement, Dated as of June 23, 2003, between Media Arts Group, Inc. and Eric Halvorson
10.67(3)†	Employee Stock Purchase Plan
10.68(14)	Agreement and Plan of Merger, dated as of October 31, 2003, by and among Media Arts Group, Inc., Main Street Acquisition Company, Inc. and Thomas Kinkade.
10.69†	Amended and Restated Employment Agreement, dated as of August 13, 2003, between Media Arts Group, Inc. and Anthony Thomopoulos.
31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensation plan or arrangement.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815).
(2)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-24294).
(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed December 3, 1998 (File No. 333-68301).
(4)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).
(5)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 2000 (File No. 0-24294).
(6)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-24294).
(7)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-24294).
(8)	Incorporated by reference from the Company's Form 8-K filed December 17, 2001 (File No. 0-24294).
(9)	Incorporated by reference from the Company's Form 10-K for the transition period ended December 31, 2002.
(10)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2002 (File No. 0-24294).
(11)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-24294).
(12)	Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2002 (File No. 0-24294).
(13)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2003 (File No. 0-24294).
(14)	Incorporated by reference from the Company’s Form 8-K filed October 31, 2003 (File No. 001-14641).
(b)	Reports on Form 8-K

On August 7, 2003, the Company filed a report on Form 8-K reporting on the issuance of a press release regarding the Company’s financial results for the second quarter of 2003.

On October 31, 2003, the Company filed a report on Form 8-K reporting that it entered into an Agreement and Plan of Merger, which sets forth the terms and conditions of the proposed acquisition of the Company by Main Street Acquisition Company, Inc., a Delaware corporation wholly - owned by Thomas Kinkade, the founder of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIA ARTS GROUP, INC.

	By	/s/ Anthony D. Thomopoulos
Anthony D. Thomopoulos
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

	By	/s/ Herbert D. Montgomery
Herbert D. Montgomery
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 6, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

10.12(1)	License Agreement entered into by the Company and Thomas Kinkade, effective as of December 3, 1997.
10.26(1)	Form of Director Indemnity Agreement.
10.29(2)†	Employee Nonqualified Stock Option Agreement entered into between the Company and Thomas Kinkade, dated December 3, 1997.
10.32(3)†	1998 Stock Incentive Plan.
10.38(4)	Business Loan Agreement between Bank of America and the Company, dated as of October 27, 1999 and First Amendment to Loan Agreement, dated as of October 27, 1999.
10.39(4)	Lease Agreement between TBI-Madrone I, LLC and the Company, dated as of December 20, 1999.
10.40(4)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.41(4)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of December 20, 1999.
10.43(5)	Lease Agreement between TBI-Mission West, LLC and the Company, dated as of June 30, 2000.
10.44(6)	Second Amendment to Loan Agreement between Bank of America and the Company, dated as of April 3, 2000.
10.45(6)	Third Amendment to Loan Agreement between Bank of America and the Company, dated as of November 27, 2000.
10.46(6)	Fourth Amendment to Loan Agreement between Bank of America and the Company, dated as of June 27, 2001.
10.47(7)	Fifth Amendment to Loan Agreement between Bank of America and the Company, dated as of September 30, 2001.
10.48(7)†	Employment Agreement between the Company and Anthony Thomopoulos, dated June 19, 2001.
10.49(8)	Sixth Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.50(9)	Seventh Amendment to Loan Agreement between Bank of America and the Company, dated as of November 30, 2001.
10.51(9)†	Compensation Agreement, dated as of January 24, 2002, between the Company and Anthony Thomopoulos.
10.52(9)†	Employment Agreement between the Company and Herbert D. Montgomery, dated January 9, 2002.
10.53(9)	Loan and Security Agreement, dated as of April 15, 2002, between Comerica Bank-California and the Company.
10.55(10)	Letter Agreement and Release between the Company and Richard F. Barnett, dated as of May 1, 2002.
10.56(10)	Consulting Agreement, dated as of April 1, 2002, between the Company and Richard F. Barnett.
10.57(11)†	Employment Agreement, entered into by and between Media Arts Group, Inc. and Anthony D. Thomopoulos, as of September 16, 2002.
10.58(11)	2002 Stock Plan.
10.59(12)	Letter Agreement, dated July 17, 2001, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.60(12)	Amendment to Agreement, dated August 1, 2002, between Creative Brands Group, Inc. and Media Arts Group, Inc.
10.61(12)	Warrant to Purchase Shares issued to TBI-Mission West LLC by Media Arts Group, Inc.
10.62(12)	Lease Termination Agreement, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.63(12)	Second Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.64(12)	Third Amendment to Lease, dated as of December 3, 2002, between TBI-Mission West LLC and Media Arts Group, Inc.
10.65(13)	First Amendment to Loan and Security Agreement, dated as of June 25, 2003, by and among Comerica Bank-California, Media Arts Group, Inc. and Thomas Kinkade Stores, Inc.
10.66(13)†	Employment Agreement, Dated as of June 23, 2003, between Media Arts Group, Inc. and Eric Halvorson
10.67(3)†	Employee Stock Purchase Plan
10.68(14)	Agreement and Plan of Merger, dated as of October 31, 2003, by and among Media Arts Group, Inc., Main Street Acquisition Company, Inc. and Thomas Kinkade.
10.69†	Amended and Restated Employment Agreement, dated as of August 13, 2003, between Media Arts Group, Inc. and Anthony Thomopoulos.
31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensation plan or arrangement.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-42815).
(2)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-24294).
(3)	Incorporated by reference from the Company's Registration Statement on Form S-8 filed December 3, 1998 (File No. 333-68301).
(4)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 1999 (File No. 0-24294).
(5)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended December 31, 2000 (File No. 0-24294).
(6)	Incorporated by reference from the Company's Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-24294).
(7)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2001 (File No. 0-24294).
(8)	Incorporated by reference from the Company's Form 8-K filed December 17, 2001 (File No. 0-24294).
(9)	Incorporated by reference from the Company's Form 10-K for the transition period ended December 31, 2002.
(10)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2002 (File No. 0-24294).
(11)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-24294).
(12)	Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2002 (File No. 0-24294).
(13)	Incorporated by reference from the Company's Form 10-Q for the quarterly period ended June 30, 2003 (File No. 0-24294).
(14)	Incorporated by reference from the Company’s Form 8-K filed October 31, 2003 (File No. 001-14641).